Form 10-Q
period 1995-06-30
COMNET CORP
filed 1995-08-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                    ......................................


                                   FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended June 30, 1995          Commission file number 0-6355



                              COMNET Corporation



Incorporated in Delaware                     IRS EI No. 52-0852578


            4200 Parliament Place, Suite 600, Lanham, MD 20706-1860

                       Telephone Number:  (301) 918-0400



Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     YES _______X_______                     NO _______________





                                             Shares Outstanding Effective
Class                                        August 11, 1995
Common Stock, $.50 par value                 3,096,785

                                  COMNET CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                                   June 30,    March 31,
                                                    1995         1995
                                                 (Unaudited)   (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    240      $  1,939
  Marketable securities                             3,443         3,780
  Trade and installment accounts receivable,
    less allowance of $1,982 and $1,703            16,321        18,457
  Income tax benefit                                1,322         1,315
  Deferred income taxes                             1,594         1,489
  Prepaid expenses and other assets                 2,978         2,824
                                                   ------        ------
Total current assets                               25,898        29,804

Installment accounts receivable, long-term          4,292         3,657
Property and equipment, net                         2,944         2,867
Computer software, net of accumulated
  amortization of $13,653 and $12,173              19,275        18,726
Other assets                                        2,046         2,094
                                                   ------        ------
  Total assets                                   $ 54,455      $ 57,148
                                                   ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  1,909      $  2,801
  Current portion of long-term debt                   594           652
  Accrued expenses                                  4,353         4,861
  Accrued compensation                              1,720         3,803
  Current deferred revenues                         9,810        10,900
                                                   ------        ------
Total current liabilities                          18,386        23,017

Long-term debt, net of current portion                419           561
Deferred revenues, long-term                        4,922         3,714
Deferred income taxes                               2,189         1,922
Minority interest in net earnings of
  consolidated subsidiary                           5,170         5,068
                                                   ------        ------
  Total liabilities                                31,086        34,282
                                                   ------        ------
Commitments

Convertible preferred stock                         2,846         2,846
                                                   ------        ------
Stockholders' equity:
Common stock, $0.50 par value 10,000 shares
  authorized, 3,397 and 3,384 shares
  issued and outstanding                            1,699         1,692
Capital contributed in excess of par value         15,817        15,739
Retained earnings                                   5,002         4,631
Unrealized gain(loss) on investments, net               5           (45)
Cumulative foreign currency translation                15            18
                                                   ------        ------
                                                   22,538        22,035
Less treasury stock at cost, 316 shares            (2,015)       (2,015)
                                                   ------        ------
  Total stockholders' equity                       20,523        20,020
                                                   ------        ------
Total liabilities and stockholders' equity       $ 54,455      $ 57,148
                                                   ======        ======

See notes to consolidated financial statements.

                         COMNET CORPORATION
                 CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except per share data)
                              Unaudited
                                                 For the Three-Month
                                                Period Ended June 30,
                                                 1995          1994
                                                (FY96)        (FY95)
Revenue:
  Software licenses and related revenue        $  5,258     $  3,630
  Maintenance and service revenue                 4,126        4,013
                                                 ------       ------
    Total revenue                                 9,384        7,643
                                                 ------       ------
Costs and expenses:
  Software licenses expenses                      1,970        1,201
  Maintenance and service expense                 1,743        1,510
  Research, development and indirect support        529          439
  Selling and marketing                           3,028        2,679
  General and administrative                      1,155          939
  Provision for doubtful accounts                   236          250
                                                 ------       ------
    Total costs and expenses                      8,661        7,018
                                                 ------       ------
Operating earnings                                  723          625

Non-operating income(expense), net                  101          (28)
                                                 ------       ------
Earnings before provision for income taxes          824          597

Provision for income taxes                          307          226

Minority interest in net earnings
  of consolidated subsidiary                        102           83
                                                 ------       ------
Net earnings from continuing operations             415          288

Net earnings from discontinued operations         - - -            6
  (net of income taxes of $5)
                                                 ------       ------
Net earnings                                        415          294

Preferred stock dividend requirements                44           44
                                                 ------       ------
Net earnings available to
  common stockholders                          $    371     $    250
                                                 ======       ======


Earnings per share of common stock:            $   0.12     $   0.08

Weighted average number of common and
  common equivalent shares outstanding            3,080        2,989

See notes to consolidated financial statements.

                            COMNET CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                Unaudited
                                                         For the Three-Month
                                                        Period Ended June 30,
                                                          1995        1994
                                                         (FY96)       (FY95)
Cash flows from operating activities:
  Net earnings                                         $   415       $   294
Adjustments to reconcile earnings from operations
 to net cash from operating activities:
   Amortization expense                                  1,199           899
   Depreciation expense                                    204           189
   Provision for doubtful accounts receivable              236           250
   Gain on foreign currency translation                     (3)        - - -
   Deferred income taxes                                   219           112
   Minority interest in earnings of
    consolidated subsidiary                                102            83
 Change in assets and liabilities:
   Accounts receivable                                   1,266           409
   Other current assets                                   (161)          153
   Other assets                                             23           (14)
   Accounts payable                                       (892)         (167)
   Accrued expenses                                     (2,693)         (325)
   Deferred revenues                                       118          (111)
                                                        ------        ------
  Net cash provided by operating activities                 33         1,829
                                                        ------        ------
Cash flows from investing activities:
 Purchase and development of computer software          (1,715)       (1,424)
 Purchase of equipment and improvements                   (289)         (233)
 Purchase of short-term investments                      - - -        (1,916)
 Sale of short-term investments                            387         - - -
                                                        ------        ------
  Net cash used in investing activities                 (1,617)       (3,573)
                                                        ------        ------
Cash flows from financing activities:
 Proceeds from short-term borrowings                       956         - - -
 Reduction of short-term borrowings                       (956)        - - -
 Proceeds from exercise of stock options                    85             3
 Payments of long-term debt and other obligations         (200)         (159)
                                                        ------        ------
  Net cash used in financing activities                   (115)         (156)
                                                        ------        ------
Net decrease in cash and cash equivalents               (1,699)       (1,900)
Cash and cash equivalents at beginning of period         1,939         5,834
                                                        ------        ------
Cash and cash equivalents at end of period            $    240      $  3,934
                                                        ======        ======

See notes to consolidated financial statements.

                              COMNET CORPORATION
                       Notes to Consolidated Financial Statements

1. The financial statements for the three months ended June 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1995, are not necessarily indicative of the results for the year ending March 31, 1996. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1995, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $2,152,000 and $1,795,000 for the three months ended June 30, 1995 and 1994, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings to stockholders, after deducting dividends on preferred stock in fiscal year 1996, determined on the accrual basis. Earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     The Company sold its COM-MED Systems subsidiary as of March 31, 1995.
The Company's consolidated financial statements have been restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems. The Company's remaining business unit is Group 1 Software, Inc. (Group 1), an 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software and provides related services. For the quarter ended June 30, 1995, the Company's revenue was $9.4 million compared with $7.6 million the prior year. The Company's net earnings from continuing operations for the quarter were $0.4 million or $0.12 per share compared with $0.3 million or $0.08 per share the prior year.

     For the quarter ended June 30, 1995, Group 1's revenue of $9,385,000 increased 23% from the $7,643,000 reported for the comparable period the prior year. Net earnings for the quarter ended June 30, 1995 were $539,000 compared with $439,000 in fiscal 1994, an increase of 23%.

     Software license fees and related revenue of $5,258,000 for the first quarter of fiscal 1996 represented an increase of 45% over the prior year. Sales of DOC1, the statement preparation software, and NADIS, the data integrity software, represented $920,000; there was no comparable revenue for these systems in the prior year. License fees from all other products, including Open Systems software, increased by $250,000 for the period. Professional service and related revenues increased by $351,000 over the same period in fiscal 1995. Licensing of PC software decreased $160,000 compared with of the prior year due to delays in new product releases. Maintenance and other revenue of $4,126,000 increased by 3% over the prior year's June 30 quarter, primarily due to increased maintenance fees. The current period total revenues include $1,053,000 or 11% from international markets, up from 1% in the comparable period of the prior year. A significant portion of the increase in international revenues versus the prior year is due to revenues in the current year resulting from the acquisition of Group 1 Software Europe, Ltd. (previously Archetype Systems, Ltd.), a wholly-owned subsidiary as of January 1, 1995, for which there is no prior year comparison.

     During the quarter, total operating costs of $8,661,000 amounted to 92% of revenue compared with $7,018,000 also 92% of revenue during the same period the prior year. A significant portion of the increase in operating costs and expenses versus the prior year is due to Group 1 Software Europe, Ltd.

     Software license expense increased to $1,970,000 for the three months ended June 30, 1995, from $1,201,000 in the comparable prior period in last fiscal year, representing 37% and 33% of software license and related revenues, respectively. Maintenance and service expense increased to $1,743,000 in the current period from $1,510,000 in the comparable period of 1994, representing 42% and 38% of maintenance and other revenue, respectively.

     The current year expense reflects increased staffing and support costs related to the DOC1 and NADIS products for which there is no prior year comparison. Additionally, amortization expense for the current quarter increased $292,000, reflecting new and enhanced product releases for all computer platforms as well as the amortization of acquired software. Amortization increased as a percent of the total revenue to 12% for the three month period compared with 11% in the same period the prior year. Group 1 expects the amortization of software to continue to increase as a percent of revenue due to continuing capitalization of internal software development expenditures and the costs related to existing software acquisition agreements. During the quarter, other direct costs associated with new customer orders and existing customer updates decreased to approximately 8% of total revenue from 10% the prior year. Other direct costs as a percent of revenue decreased versus the prior year due to the mix of products sold this year which directly affects royalty and media expenses. The Company expects the cost of maintenance and other services to increase as the Company's customer base expands.

     Research, development and indirect support expenses totaled $529,000 in the first quarter of fiscal 1996 and $439,000 in the same quarter the prior year, representing 6% of total revenue in both periods. This current quarter expense as compared with the prior year's first quarter was due to support requirements for the Company's expanded computer platforms and internal network system.

     Selling and marketing expense totaled $3,028,000 or 32% of revenue in the first quarter of fiscal 1996, compared with $2,679,000 or 35% in the prior year. The current year expense reflects higher sales compensation expenses associated with the increased revenues.

     General and administrative expense increased $216,000 to $1,155,000 for the three months ended June 30, 1995, due principally to the addition of administrative support costs associated with Group 1 Software Europe, Ltd. The provision for doubtful accounts of $236,000 in the first quarter represented a decrease of $14,000 for the same period in the prior year.

     Net non-operating income for the Company totaled $101,000 in the first quarter of fiscal 1996, as compared with the prior year net non-operating expense of $28,000. Non-operating income of $101,000 for the three months ended June 30, 1995, includes a gain on investments of $52,000, net interest income of $52,000, offset by other expenses of $3,000. The prior year net non-operating expense of $28,000 was comprised of interest income of $8,000, a gain of $12,000 on foreign currency conversions and other income items of $40,000, offset by a loss on investments of $88,000.

     The Company's effective tax rate in the first quarter of fiscal 1996 was 37% versus 38% in the comparable period of the prior year.


Liquidity and Capital Resources

     The Company's working capital was $7,512,000 at June 30, 1995, as compared with $6,787,000 at March 31, 1995. The increase in working capital is due primarily to reductions in accounts payable and accrued expenses as compared with the March 31, 1995 balances. The current ratio was 1.4 to 1 at June 30, 1995, compared with 1.3 to 1 at March 31, 1995.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. The terms of this facility allow Group 1 to lend money from this arrangement to the Company. At June 30, 1995 and March 31, 1995, there were no short-term borrowings under this facility.

     Net earnings of $415,000 plus non-cash expenses of $1,957,000 provided a total of $2,372,000 cash from operating activities. The decrease in accounts receivable provided cash of $1,266,000. Cash was decreased by a reduction in accounts payable and accrued expenses of $3,585,000; all other working capital items decreased cash $20,000. Cash flows from investing activities of $1,617,000 were primarily expenditures for investment in purchased and developed software and capital equipment. Cash used in financing activities was primarily to reduce long-term debt by $200,000, offset by proceeds from the exercise of stock options of $85,000.

     Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period from three to five years after a minimum down payment of 10% of the principal amount of the contract. Interest typically ranges from 9.5% to 13.0%. Installment receivables included in accounts receivable were $8,508,000 and $8,995,000 at June 30,1995, and March 31, 1995, respectively. The installment receivable balance, in addition to the Group 1's policy of offering competitive trade terms of payment, makes it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

     Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Typically, these clients have limited capital and insufficient assets to secure their liability to Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency.
To qualify U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates by Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Group 1 is aware of no current market risk associated with the installment receivables. These clients represent approximately $7,368,000, or 84% of the installment receivables at June 30, 1995.

     As of June 30, 1995, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated except for continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

                          Part II  Other Information



Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11

        No filings on Form 8-K have been made during the quarter

                                    PART IV

Listing of Exhibits

    *10.39    Fifth Amendment to Employment Agreement, dated as of April 1,
              1995, by and between Group 1 Software, Inc. and Ronald F.
              Friedman.
    *10.40    COMNET Corporation, Deferred Compensation Plan.
    *10.41    COMNET Corporation, Deferred Compensation Trust, dated as of
              June 1, 1995.

    *11.0     Computation of earnings per share.
    _______________________________
        Filed herewith

                                                                  EXHIBIT 11

                                  COMNET CORPORATION
                          Computation of Earnings Per Share
                                    (in thousands)
                                       Unaudited
                                                      For the Three-Month
                                                     Period ended June 30,
                                                      1995         1994
                                                     (FY96)       (FY95)
Net earnings                                      $    415      $    294
  Less:  Preferred Stock dividend                      (44)          (44)
                                                    ------        ------
Primary earnings                          (A)          371           250
  Plus:  Preferred Stock dividend                       44         - - -
  Plus:  Excess funding, net of
    income taxes                                        96            44
                                                    ------        ------
Fully diluted earnings                    (B)     $    511      $    294
                                                    ======        ======
Weighted average shares outstanding       (C)        3,080         2,989
                                                    ------        ------
Dilutive common stock equivalents for
primary earnings per share                           - - -         - - -
                                                    ------        ------
Weighted average shares and common
equivalent shares outstanding for
primary earnings per share                           3,080         2,989

Additional equivalent shares assuming
  full dilution                                        148           148
                                                    ------        ------
Weighted average shares and common
equivalent shares for fully diluted
earnings per share                        (D)        3,228         3,137
                                                    ------        ------
Earnings per share

  Primary                               (A)/(C)   $   0.12      $   0.08
                                                    ======        ======
  Fully Diluted <F1>                    (B)/(D)   $   0.12      $   0.08
                                                    ======        ======


<F1> Not presented on the Consolidated Statements of Earnings because fully diluted earnings per share had a differential less than 3% of primary earnings share.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMNET Corporation




Date: August 14, 1995
                                             /s/ Charles A. Crew
                                             Charles A. Crew
                                             Executive Vice President
                                             Chief Financial Officer

Index of Exhibits



    10.39 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.
    10.40     COMNET Corporation, Deferred Compensation Plan.
    10.41 COMNET Corporation, Deferred Compensation Trust, dated as of June 1, 1995.

    11.0      Computation of earnings per share.