Form 10-Q
period 1995-09-30
COMNET CORP
filed 1995-11-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                    ......................................

                                   FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended                       Commission file number 0-6355
September 30, 1995





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




     YES       X                                  NO
          -----------                                  -----------

                                             Shares Outstanding Effective
Class                                        November 9, 1995
Common Stock, $.50 par value                 3,128,999

                          COMNET CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)
                                            September 30,   March 31,
                                                1995           1995
                                             (Unaudited)    (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                   $   1,335    $   1,939
  Marketable securities                           2,109        3,780
  Trade and installment accounts receivable,
    less allowance of $1,989 and $1,837          16,960       18,457
  Income tax benefit                              1,347        1,315
  Deferred income taxes                           1,793        1,489
  Prepaid expenses and other assets               2,759        2,824
                                                -------      -------
Total current assets                             26,303       29,804

Installment accounts receivable, long-term        3,648        3,657
Property and equipment, net                       3,075        2,867
Computer software, net of accumulated
  amortization of $15,010 and $12,487            20,188       18,726
Other assets                                      1,268        2,094
                                                -------      -------
  Total assets                                $  54,482    $  57,148
                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   1,984    $   2,801
  Current portion of long-term debt                 606          652
  Accrued expenses                                3,020        4,861
  Accrued compensation                            2,028        3,803
  Current deferred revenues                      11,311       10,900
                                                -------      -------
Total current liabilities                        18,949       23,017

Long-term debt, net of current portion              318          561
Long-term deferred revenues                       3,724        3,714
Deferred income taxes                             1,934        1,922
Minority interest in net earnings of
  consolidated subsidiary                         5,323        5,068
                                                -------      -------
  Total liabilities                              30,248       34,282
                                                -------      -------
Commitments and contingent liabilities

Convertible preferred stock                       2,846        2,846
                                                -------      -------
Stockholders' equity:
Common Stock, $0.50 par value, 10,000
  shares authorized, 3,438 and 3,384
  shares, issued and outstanding                  1,719        1,692
Capital contributed in excess of par value       16,112       15,739
Retained earnings                                 5,561        4,631
Unrealized loss on investments, net               - - -          (45)
Cumulative foreign currency translation              11           18
                                                -------      -------
                                                 23,403       22,035
Less treasury stock at cost, 316 and 316         (2,015)      (2,015)
  shares
                                                -------      -------
Total stockholders' equity                       21,388       20,020
                                                -------      -------
  Total liabilities and stockholders' equity  $  54,482    $  57,148
                                                =======      =======

See notes to consolidated financial statements.

                             COMNET CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                 Unaudited
                                     For the Three Month  For the Six Month
                                        Period Ended         Period Ended
                                        September 30,        September 30,
                                        1995      1994      1995      1994
                                       (FY96)    (FY95)    (FY96)    (FY95)
Revenue:
  Software license and related         $ 5,084   $ 4,657   $ 9,801   $ 8,286
    revenue
  Maintenance and other revenue          4,997     4,309     9,664     8,322
                                        ------    ------    ------    ------
    Total revenue                       10,081     8,966    19,465    16,608
                                        ------    ------    ------    ------
Costs and expenses:
  Software license expense               1,595     1,383     3,566     2,584
  Maintenance and service expense        2,010     1,575     3,753     3,084
  Research, development and
    indirect support                       568       400     1,097       839
  Selling and marketing                  3,386     2,899     6,415     5,578
  General and administrative             1,082     1,180     2,236     2,119
  Provision for doubtful accounts          358       510       593       760
                                        ------    ------    ------    ------
    Total costs and expenses             8,999     7,947    17,660    14,964
                                        ------    ------    ------    ------
Operating earnings                       1,082     1,019     1,805     1,644

Non-operating income (expense), net        111         3       212       (25)
                                        ------    ------    ------    ------
Earnings from continuing operations
  before provision for income taxes      1,193     1,022     2,017     1,619

Provision for income taxes                 437       402       744       629
Minority interest in net earnings
  of consolidated subsidiary               152       147       254       229
                                        ------    ------    ------    ------
Net earnings from continuing
  operations                          $    604   $   473   $ 1,019   $   761

Discontinued Operations:
  Loss from discontinued operations
    (net of tax benefit)                   ---        (8)      ---        (2)
                                        ------    ------    ------    ------
Net earnings                          $    604   $   465   $ 1,019   $   759

Preferred stock dividend
  requirements                              44        44        88        88
                                        ------    ------    ------    ------
Net earnings available to common
  shareholders                        $    560   $   421   $   931   $   671
                                        ======    ======    ======    ======
Earnings per share of common stock    $   0.18   $  0.14   $  0.30   $  0.22
                                        ======    ======    ======    ======
Weighted average number of common
  and common equivalent shares
  outstanding                            3,104     3,815     3,092     3,839

See notes to consolidated financial statements.

                         COMNET CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                              Unaudited
                                                    For the Six Month
                                               Period Ended September 30,
                                                     1995      1994
                                                    (FY96)    (FY95)

Cash flows from operating activities:
  Net earnings                                    $ 1,019   $   759
  Adjustments to reconcile earnings from
    operations to net cash from operating
    activities:
      Amortization expense                          2,541     1,859
      Depreciation expense                            420       380
      Provision for doubtful accounts                 593       760
      Deferred income taxes                          (292)      250
      Gain on disposal of assets                      ---        (7)
      Minority interest in earnings of
        consolidated subsidiary                       254       229

  Change in assets and liabilities:
    Accounts receivable                               914      (214)
    Other current assets                               65      (482)
    Tax benefit                                       (32)       55
    Other assets                                      826       232
    Accounts payable                                 (817)      167
    Accrued expenses                               (3,616)      (76)
    Deferred revenues                                 421      (306)
                                                   ------    ------
Net cash provided by operating activities:          2,296     3,606
                                                   ------    ------
Cash flows from investing activities:
  Purchase and development of computer software    (3,985)   (2,894)
  Purchase of equipment and improvements             (646)     (267)
  Purchase of marketable securities                   ---    (3,650)
  Sale of marketable securities                     1,716       ---
                                                   ------    ------
Net cash used in investing activities              (2,915)   (6,811)
                                                   ------    ------
Cash flows from financing activities:
  Proceeds from short-term borrowings               4,566       ---
  Reduction of short-term borrowings               (4,566)      ---
  Reduction of long-term debt                        (289)     (319)
  Proceeds from exercise of common stock options      400        18
  Payment of preferred stock dividends                (89)      (88)
                                                   ------    ------
Net cash provided by (used in) financing               22      (389)
activities
                                                   ------    ------

Effect of exchange rate changes on cash                (7)      ---
                                                   ------    ------
Net decrease in cash and cash equivalents            (604)   (3,594)

Cash and cash equivalents at beginning of period    1,939     5,834
                                                   ------    ------
Cash and cash equivalents at end of period        $ 1,335   $ 2,240
                                                   ======    ======

See notes to consolidated financial statements.

                              COMNET CORPORATION
                  Notes to Consolidated Financial Statements

1. The financial statements for the three and six months ended September 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented, in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1995, are not necessarily indicative of the results for the year ended March 31, 1996. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1995, should be read in connection with this unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $4,438,000 and $3,420,000 for the six months ended September 30, 1995 and 1994, respectively.

3. Earnings per share of common stock is computed based on the weighted average number of common and common equivalent shares outstanding divided into the earnings available to common shareholders, which is modified, under the aggregate method, for the effects of computed net earnings from the proceeds of stock options assumed to have been exercised during the period. Loss per share from discontinued operations are less than $0.01 per share and therefore not presented on the statements of earnings.

4. In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting this new standard.

5. Certain amounts have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

      The Company sold its COM-MED Systems subsidiary as of March 31, 1995.
The Company's consolidated financial statements have been restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems. The Company's remaining business unit is Group 1 Software, Inc. an 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the quarter ended September 30, 1995, the Company's revenue was $10.1 million compared with $9.0 million the prior year. The Company's net earnings from continuing operations for the three month period were $0.6 million or $0.18 per share compared with $0.5 million or $0.14 per share the prior year. For the six months ended September 30, 1995, the Company's revenue was $19.5 million compared with $16.6 million the prior year. The Company's net earnings from continuing operations for the six month period were $1.0 million or $0.30 per share compared with $0.8 million or $0.22 per share the prior year.


     For the quarter ended September 30, 1995 (the second fiscal quarter), Group 1's revenue of $10,081,000 increased 12% from the $8,966,000 reported for the comparable period in the prior year. For the six month period of fiscal 1996, revenue totaled $19,466,000 compared with $16,608,000 for the first six month period the prior year. Net earnings for the quarter ended September 30, 1995 were $808,000 as compared with $781,000 in fiscal 1995. For the six month period of fiscal 1996, net earnings were $1,346,000 compared with $1,220,000 the prior year.

     Software license fees and related revenues of $5,084,000 for the second fiscal quarter increased 9% from the prior year. For the six month period, software license fees and related revenues of $9,801,000 were 18% above the prior year. Sales of DOC1, the statement preparation software, and NADIS, the data integrity software, represented $764,000 and $1,684,000 for the three and six month periods, respectively; there was no revenue for these systems in the prior year. License fees from all other large systems products, including Open Systems software, decreased $90,000 for the three month period but increased $234,000 over the prior year six month period. Licensing of PC software decreased $243,000 in the quarter versus the same period the prior year, and decreased $403,000 for the six month period; these decreases were due to delays in new product releases. Maintenance and other revenues of $4,997,000 for the quarter increased 16% over the prior year, and for the six month period, at $9,664,000, were 16% above the comparable period the prior year. Maintenance contract revenue increased over the prior year by $377,000 for the three months and $732,000 for the six months of 1996. Professional service and other revenue increased in the second quarter and six month period ending September 30, 1995 by $311,000 and $611,000, respectively. These increases in revenues were due primarily to professional services associated with the DOC1 system.

     Revenues from international markets of $548,000 and $1,769,000 for the quarter and six month periods represented 5% and 9% of total revenue, respectively, up from 1% and 2% in the comparable periods of the prior year. A significant portion of the increase in international revenues in the first six months of fiscal 1996 arose from Group 1 Software Europe, Ltd. (previously Archetype Systems, Ltd.), a wholly-owned subsidiary of Group 1, acquired as of December 31, 1995, for which there is no prior year comparison.

     During the current quarter, total operating costs and expenses of $8,999,000 amounted to 89% of total revenue as compared with $7,947,000 or 89% of total revenue during the comparable period in the prior year. Total operating costs and expenses for the Company were 91% and 90% of total revenue for the six months ended September 30, 1995 and 1994, respectively. The current year operating costs and expenses versus the prior year include Group 1 Software Europe, Ltd. for which there is no prior year comparison.

     Software license expense increased to $1,595,000 for the three months ended September 30, 1995, from $1,383,000 in the comparable prior year period, representing 31% of software license and related revenue, in the current period and 30% in the prior year period. For the six months ended September 30, 1995 and 1994, software license expense represented 36% and 31% of software license and related revenue, respectively. Maintenance and service expense increased to $2,010,000 in the current period from $1,575,000 in fiscal 1995, representing 40% and 37% of maintenance and service revenue, respectively. For the six months ended September 30, 1995 and 1994, maintenance and service expense represented 39% and 37% of maintenance and service revenue, respectively. The current year expenses reflect increased staffing and support costs related to the DOC1 and NADIS products and services for which there is no prior year comparison. Additionally, amortization expense for the current quarter increased $335,000 and for the six month period increased $605,000, reflecting new and enhanced product releases for all computer platforms as well as the amortization of acquired software. Amortization increased as a percent of total revenue to 12% for both the three and six month period compared with 10% in both periods of the prior year. Group 1 expects amortization of software to continue to increase as a percent of revenue due to continuing capitalization of internal software development expenditures and the costs related to existing software acquisition agreements. During the quarter, other direct costs associated with new customer orders and existing customer updates decreased to approximately 8% and 9% for the three and six month periods in the current year versus 10% in the same periods of the prior year. Other direct costs as a percent of revenue decreased versus the prior year due to the mix of products sold this year which directly affects fulfillment and distribution costs as well as royalty expense. Group 1 expects the cost of maintenance and other services to increase as the customer base expands.

     Research, development and indirect support expenses totaled $568,000 in the second quarter of fiscal 1996, and $400,000 in the comparable period of fiscal 1995, representing 6% and 4% of total revenue, respectively. For the six month period, research development and indirect support expenses were 6% and 5% of total revenue, respectively. These expense increases over the prior year were due to support requirements for Group 1's expanded variety of computer platforms served, as well as its internal network system.

     Selling and marketing expenses totaled $3,386,000, or 34% of total revenue in the second quarter of fiscal 1996, as compared with $2,899,000, or 32% of total revenue in the same period of the prior year. For the six month period, selling and marketing expenses were 33% and 34% of total revenue for fiscal years 1996 and 1995. The increase in expenses in the current quarter and for the six month period compared with the prior year reflects increased staffing and related costs to support changing requirements in the selling of the highly technical DOC1 and NADIS products.

     General and administrative expenses decreased $98,000 to $1,082,000 for the quarter and increased by $117,000 to $2,236,000 for the six month period ended September 30, 1995 versus the prior year. While compensation expense decreased the administrative expenses in both the quarter and the six month period ended September 30, 1995, these decreases were partially offset by the addition of administrative support costs associated with Group 1 Software Europe, Ltd. for which there is no prior year comparison. The provision for doubtful accounts was $358,000 and $593,000 in fiscal year 1996 compared with $510,000 and $760,000 in fiscal year 1995, for the three and six month periods, respectively. The reduction in the provision for doubtful accounts reflects Group 1's experience to date.

     Net non-operating income of $212,000 for the six month period includes gains on investments of $163,000 and net interest income of $57,000, offset by other expenses of $8,000. For the prior year six month period, net non-operating expense of $25,000 was comprised of net interest income of $35,000, a loss on investments of $69,000 and other income items of $9,000.

     The Company's effective tax rate was 37% and 39% in fiscal 1996 and 1995, respectively. The Company believes that its effective tax rate for fiscal 1996 may increase, if the research and development credits available under tax regulations which expired June 30, 1995 are not extended.


Liquidity and Capital Resources

     The Company's working capital on September 30, 1995, was $7,354,000 as compared with $6,787,000 at March 31, 1995. The current ratio was 1.4 to 1 on September 30, 1995 and 1.3 to 1 on March 31, 1995.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At September 30, 1995, there were no borrowings under this facility.

     Net earnings of $1,019,000 plus non-cash expenses of $3,516,000 provided a total of $4,535,000 cash from operating activities. Additionally, the decrease in accounts receivable provided cash of $914,000. Cash was decreased by a reduction in accrued expenses and accounts payable of $4,433,000; all other working capital items increased cash provided by operating activities by $1,280,000. Expenditures for investments in software development and capital equipment of $4,631,000 were offset by proceeds from the sale of short-term investments of $1,716,000 resulting in cash flows used in investing activities of $2,915,000. Cash flows from financing activities of $22,000 represent decreases of $378,000 in long-term debt and payment of preferred stock dividends, offset by proceeds from the exercise of stock options of $400,000.

     Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period from three to five years after a down payment of 10% of the principal amount of the contract. Interest typically ranges from 9.5% to 13.0%. Installment receivables included in accounts receivable were $8,250,000 and $8,834,000 at September 30,1995, and March 31, 1995, respectively. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, makes it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

     Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Typically, these clients have limited capital and insufficient assets to secure their liability to Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U. S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates by Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Group 1 is aware of no current market risk associated with the installment receivables. These clients represent approximately $6,820,000, or 83% of the installment receivables at September 30, 1995.

     As of September 30, 1995, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

     In August, 1995, Group 1 entered into a definitive agreement with DataDesigns, Inc. of Las Vegas, Nevada to acquire certain assets including title to all of its software products. Group 1 paid $484,000 in cash at closing and will pay a percentage of Group 1's sales of these products during the subsequent five years.


Recent Accounting Developments

     In October, 1995, Statement of Financial Accounting Standard Number 123, "Accounting for Stock-based Compensation" was issued. This pronouncement changes the financial accounting and reporting for stock based employee compensation plans. The Company has yet to quantify the impact of adopting this new standard

                          Part II.  Other Information

Item 1.   Legal Proceedings

          On March 31, 1995, the assets of the Company's subsidiary, COM-MED Systems, Inc., were sold for a payment stream of from zero dollars to a maximum of $4,500,000, representing a percentage of the acquiring company's future revenues. On September 22, 1995, the acquiring company ceased operations. The Company has instituted legal proceedings against the acquiring company and its principals. Management of the Company believes that it will prevail in its attempt to recover its security from these proceedings.

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4. The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual Shareholder's meeting held on September 21, 1995.

          (1) To elect three (3) directors to hold office until the third annual meeting of stockholders of the Company following their election and until the election and qualification of their successors.

                                                            Withheld
                    Nominees                    For         Authority

                Richard H. Eisenberg         2,878,251       95,570
                Carl I. Kanter               2,876,653       97,168
                James V. Manning             2,878,251       95,570

          (2) To approve the adoption of the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

                       For                   Against        Abstain
                    2,764,542                194,559        14,720

          (3) To approve the adoption of the Company's 1995 Non-Employee Directors' Stock Option Plan.

                       For                   Against        Abstain
                    2,756,383                194,253        23,185

Item 5.        Other information.

               None

Item 6.        Exhibits and reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                    PART IV


Listing of Exhibits

 3.01 Articles of Incorporation and Bylaws, as amended - 1985, (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
 3.02  Bylaws - Amended as of January 22 1992, (incorporated by reference to
       Exhibit 3.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 3.03  Bylaws - Amended as of January 22, 1993.
 3.04  Amendments to Certificate of Incorporation filed January 22, 1993.
 3.05  Amendment to By-Laws.

 4.01 Purchase Agreement between the Company and Medco Containment Services, Inc., dated as of January 28, 1992 (incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.02 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.03 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Dr. Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.04 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

 4.05 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.06 Stock Option Agreement between the Company and James V. Manning, dated as of August 16, 1991, (incorporated by reference to exhibit 4.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

 4.07 Stock Option Agreement between the Company and James Marden, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.08 Stock Option Agreement between the Company and Robert S. Bowen, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.09 Stock Option Agreement between the Company and Ronald F. Friedman, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.10 Stock Option Agreement between the Company and Charles A. Crew, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.11 Stock Option Agreement between the Company and Charles J. Sindelar, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.12 Agreement among the Company and Robert S. Bowen, Milton Kaplan, Leonard Smith and John Spohler regarding certain registration rights, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
 4.13 Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.

10.01 Technology Purchase Agreement between COMNET Corporation and Andy Bellinghieri - 1985, as amended and restated in May, 1994, (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.02 Revolving Line of Credit between Group 1 Software, Inc. as Borrowers, and Signet Bank/Maryland as Lender, dated November 9, 1989, (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.03 Employment Agreement between Ronald F. Friedman and Group 1 Software, Inc. dated October 31, 1990, (incorporated by reference to Exhibit
       10.94 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.04 Management and Services Agreement between Group 1 Software, Inc. and COMNET Corporation dated April 1, 1994.
10.05 Tax Sharing Agreement among Group 1 Software, Inc., COM-MED Systems, Inc., ADMS, Inc. and COMNET Corporation, dated April 1, 1991, (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).
10.06 First Amendment to Employment Agreement by and between Group 1 Software, Inc. and Ronald F. Friedman dated June 24, 1991, (incorporated by reference to Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 3, 1991).
10.07 Amendment to the Management Services Agreement as of August 1, 1991 by and between Computer Network Systems, Inc. and COMNET Corporation, (incorporated by reference to Exhibit 10.98 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1991).
10.08 Fee Agreement between the Company and James B. Manning, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.100 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.09 Fee Agreement between the Company and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.10 Fee Agreement between the Company and Ronald F. Friedman, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.11 Indemnification Agreement between the Company and James V. Manning, (incorporated by reference to Exhibit 10.105 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.12 Indemnification Agreement between the Company and James Marden, (incorporated by reference to Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.)
10.13 Indemnification Agreement between the Company and Ronald F. Friedman ,(incorporated by reference to Exhibit 10.108 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.14 Indemnification Agreement between the Company and Charles A. Crew, (incorporated by reference to Exhibit 10.109 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.15 Indemnification Agreement between the Company and Robert S. Bowen, (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.16 Stockholder Voting Agreement among Medco Containment Services, Inc. and Robert S. Bowen, Charles A. Crew, Ronald F. Friedman, Milton Kaplan, Perry E. Morrison, Leonard J. Smith and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.17 Advisory Committee Agreement between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit
       10.112 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.18 Advisory Committee Agreement between the Company and Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit
       10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.19 Advisory Committee Agreement between the Company and Perry E. Morrison, dated as of January 28, 1992, (incorporated by reference to Exhibit
       10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.20 Agreement between the Company and Robert S. Bowen, dated as of January 23, 1992, (incorporated by reference to Exhibit 10.115 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.21 Loan Agreement and three notes in the amount of $78,334 each between the Company as Holder and Robert S. Bowen as Maker, dated as of January 23, 1992, (incorporated by reference to Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.22 Amended and Restated Employment Agreement between Robert S. Bowen and the Company, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.23 Amended and Restated Employment Agreement between Robert S. Bowen and Group 1 Software, Inc., dated as of January 28, 1992, (incorporated by reference to Exhibit 10.119 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
10.24 Indemnification Agreement, dated January 22, 1993, between COMNET Corporation and Carl I. Kanter.
10.25 Loan Agreement, dated March 1, 1993, between COMNET Corporation and Ronald F. Friedman.
10.26 Indemnification Agreement, dated February 24, 1992, between COMNET Corporation and Charles A. Mele.
10.27  Indemnification Agreement between COMNET Corporation and Charles
       Sindelar.
10.28  Lease covering Company office facilities in Lanham, MD - 1993.
10.29 Letter of Intent between Group 1 Software, Inc. and Archetype Systems, Ltd., dated as of April 15, 1994.
10.30 Agreement between Group 1 Software, Inc. and Archetype Systems, Ltd. for acquisition of the entire share capital of Archetype Systems, Ltd., dated as of December 30, 1994.
10.31 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.
10.32 Sublease, dated March 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.
10.33 Agreement to Extend Management and Services Agreement, dated April 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.
10.34  Sales agreement for COM-MED Systems, Inc.
10.35 Letter of Agreement between the Company and MEDCOM Acquisition Corporation, dated May 8, 1995.
10.36 Amended Letter of Agreement between the Company and MEDCOM Acquisition Corporation, dated June 9, 1995.
10.37 Bill of Sale between the Company and MEDCOM Acquisition Corporation, dated March 31, 1995, for the sale of substantially all of the assets of COM-MED Systems, Inc. and CMEDS, Inc.
10.38 Line of Credit between the Company and MEDCOM Acquisition Corporation, dated March 31, 1995.
10.39 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.
10.40  COMNET Corporation, Deferred Compensation Plan.
10.41  COMNET Corporation, Deferred Compensation Plan.
*10.42 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated
       August 23, 1995.

*11.0  Computation of earnings per share.

16.1 Change in Registrant's Independent Accountant on Form 8-K dated January 26, 1990, (incorporated by reference to Exhibit 16.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

22.    Subsidiaries of COMNET Corporation.

23.    Consent of Independent Accountants.
_______________________________
     *  Filed herewith.

                                                           Exhibit 11
                         COMNET CORPORATION
                  Computation of Earnings Per Share
                (in thousands, except per share data)
                              Unaudited

                                   For the Three        For the Six
                                 Month Period Ended  Month Period Ended
                                    September 30,       September 30,
                                    1995     1994     1995      1994
                                   (FY96)   (FY95)   (FY96)    (FY95)

Net earnings:                     $   604  $   465  $ 1,019   $   759

  Plus:  Excess funding, net
    of income taxes                             96                184
  Less:  Preferred Stock dividend     (44)     (44)     (88)      (88)
                                   ------   ------   ------    ------
Primary earnings                  $   560  $   517  $   931   $   855
                                   ======   ======   ======    ======

  Plus:  Preferred Stock dividend               44                 88
  Plus:  Excess funding, net
    of income taxes                    80               196
                                   ------   ------   ------    ------
Fully diluted earnings            $   640  $   561  $ 1,127   $   943
                                   ======   ======   ======    ======
Weighted average shares
    outstanding                     3,104    2,991    3,092     2,989

Dilutive common stock equivalents
  for primary earnings per share    - - -      824    - - -       850
                                   ------   ------   ------    ------
Weighted average shares and
  common equivalent shares
  outstanding for primary
  earnings per share                3,104    3,815    3,092     3,839
                                   ======   ======   ======    ======
Additional equivalent shares
  assuming full dilution              461      148      443       148
                                   ------   ------   ------    ------
Weighted average shares and
  common equivalent shares for
  fully diluted earnings per
  share                             3,565    3,963    3,535     3,987
                                   ======   ======   ======    ======
Earnings per share <F1>

  Primary                         $  0.18  $  0.14  $  0.30   $  0.22
                                   ======   ======   ======    ======
  Fully diluted <F2>              $  0.18  $  0.14  $  0.30   $  0.22
                                   ======   ======   ======    ======

  <F1>  Loss per share from discontinued operations are less than $0.01 per share and therefore not presented on the statements of earnings.
  <F2>  Not presented on the Consolidated Statements of Earnings because fully diluted earnings per share had a differential less than primary earnings share.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMNET Corporation



Date: November 14, 1995                      /s/Charles A. Crew
                                             Charles A. Crew
                                             Executive Vice President
                                             Chief Financial Officer

Index of Exhibits

                                                             PAGE
                                                            NUMBER

*10.42    Definitive Agreement for purchase of
          assets of DataDesigns, Inc., dated as
          of August 23, 1995.                                 18


*11.0     Computation of earnings per share.                  15