Form 10-K
period 1996-03-31
COMNET CORP
filed 1996-07-02
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                   Form 10-K

        (Mark One)
            X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1996

                                      OR

           ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                         Commission file number 0-6355

                              COMNET Corporation
            (Exact name of registrant as specified in its charter)

               DELAWARE                        52-0852578
     (State or other jurisdiction             (IRS Employer
  of incorporation or organization)        Identification No.)

            4200 Parliament Place, Suite 600, Lanham, MD 20706-1860
                        (Address of principal executive offices)
                                  (ZIP Code)

      Registrant's telephone number, including area code:  (301) 918-0400

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.50 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X       NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 21, 1996 was $26,216,888.

The number of shares of the Registrant's Common Stock outstanding on June 21, 1996 was 3,161,282.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 1996 Annual Meeting of Shareholders (Part III of Form 10-K).

                                    Part I

Item 1.   Business

The Company

     COMNET Corporation ("COMNET" or "Company") through its subsidiary, Group 1 Software, Inc. ("Group 1") develops, acquires, markets and supports specialized marketing and mail management software. On December 31, 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, Ltd. of the United Kingdom. Archetype Systems, Ltd. has changed its name to Group 1 Software Europe, Ltd.("Group 1 Europe") and will continue its operations based in London, England.

     COMNET owns 81.2% of Group 1's issued and outstanding shares of common stock, with the remaining 18.8% or 809,109 shares held by others. The trading of the common stock of Group 1 is reported on the Nasdaq National Market System under the symbol GSOF. During the fiscal year ended March 31, 1996, Group 1's common stock price ranged from a high of $26.00 to a low of $7.50. Based on the closing price of Group 1's common stock on June 21, 1996, of $8.50, COMNET's holdings in Group 1 represented a market value of approximately $29.6 million.

     As of March 31, 1995, the Company disposed of its other subsidiary, COM-MED Systems, Inc. ("COM-MED Systems") that provided turnkey management and operations support systems and consulting services for the long-term care industry.

     COMNET Corporation is incorporated under the laws of the state of Delaware. Unless otherwise indicated, the term "Company" shall refer to COMNET and its subsidiaries, exclusive of discontinued operations. The executive offices of COMNET are located at 4200 Parliament Place, Suite 600, Lanham, MD 20706-1860, and the telephone number at that location is (301) 918-0400.


     Group 1 Software, Inc. ("Group 1") develops, acquires, markets and supports specialized marketing and mail management software. Group 1 markets a broad range of software solutions in each of four major categories: Customer Information Management, Database Marketing, Electronic Document Composition and Mailing Efficiency. The operating systems utilized for Group 1's products vary as to category. Products in the first two categories - Customer Information Management and Database Marketing - operate in client/server mode for UNIX or NT server or workstations with client support in Windows 3.x, 95 and NT. Electronic Document Systems currently run under MVS on IBM and IBM-compatible mainframe computers as well as under UNIX and IBM OS/2 on the PC. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, Microsoft NT and IBM OS/2 platforms as well as on IBM and IBM-compatible microcomputers (PCs). Group 1's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

     Group 1 distributes all of its products in North America and its Electronic Document Systems throughout the world as well; plans are underway to distribute additional Group 1 products in Europe. Group 1 has recently undertaken initiative to distribute its products in Latin American and the Pacific rim. Group 1 believes it is a leading vendor of mailing efficiency software products in North America.

     Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers. Group 1's software systems also provide solutions where a need exists for highly accurate name and address data or where address information must be correlated with demographic or geographic data. Other Group 1 systems provide highly effective document preparation for customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail, etc.). Group 1 believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

     Group 1 also offers a broad variety of professional services to its clients, including systems and business analysis, installation assistance, operations support, programming services, technical education and training and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and/or in improving efficiency and effectiveness of their business operations.

     Group 1 markets its Customer Information Management, Database Marketing, and Electronic Document System directly to its clients in North America and in the United Kingdom and through distributors in Europe. Mailing Efficiency products are marketed directly for large system configurations and through a dealer and distributor network for PC applications.

Markets Served

     Group 1 markets its products within a broad span of industries to fulfill customer information manage-ment, database marketing, database publishing/electronic printing and mailing efficiency requirements. Included among the industry groups served by Group 1 are banking, insurance, credit card companies and financial institutions, retailers, hotels, catalog mailers, publishers, manufacturers, telecommunication companies, associations, educational institutions, fund raisers and governmental activities. All of these industry groups use Group 1's mailing efficiency systems, although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fund raisers are also extensive users of Group 1's list management and personalization products. The Smart Marketing Suite (recently introduced for the PC) integrates mailing efficiency, file merge and deduplication, and mail preparation functions in an integrated desktop marketing tool for small businesses.

     The banking and insurance segments, while requiring address correction products, additionally use Group 1's products to build and maintain Customer Information Systems (CIS) and to clean transaction based, operational data prior to loading into a data warehouse. Both CIS and data warehouses are being built by these organizations primarily to provide a complete picture of their customers and their business. Geographic and demographic overlays may be used to gauge market penetration, demographic targets and competitive position. Cross-selling opportunities among groups can also be identified. While banking and insurance organizations have led in the CIS applications of Group 1 products, such applications have potential within many other market segments as well. Banking and insurance organizations also have increasing need for software tools to assist in certain record keeping and analysis used to demonstrate compliance with government regulations. These industry segments use Group 1's geocoding and demographic coding products for Credit Reporting Act and Home Mortgage Disclosure Act compliance.

     Enterprises with large sales organizations are increasingly in need of a closed-loop sales and marketing automation systems that can track every communication with a prospect or existing customer. Group 1's multi-module sales and marketing automation system supports complex global territories, plus direct and indirect sales channels, allowing businesses to manage sales opportunities more effectively. Businesses may now fully integrate account, contact, activity and resource management functions with Oracle Office, Microsoft Office, Lotus Smart Suite and knowledge based support products to maximize sales results.

     Many industries who have adopted database marketing utilize Group1 products that append demographic and geographic data to provide enhancements to existing customer databases. Use of other Group 1 systems provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time. Hospitality and gaming organizations are becoming aggressive marketers. Group 1's database marketing system extracts raw customer data from existing client systems for conversion it into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers.

     Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers and others, use Group 1's electronic document composition software (plus, in many instances, Group 1's consulting services) to generate and manage customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.

Products and Services

     As of March 31, 1996, Group 1 offered a total of 89 software products.

     The sales and marketing automation products operate in a true two-tiered client/server mode. Client support includes Windows 3.x, 95, and NT. Server operating systems may be UNIX, NT or Novell. WorldTrak supports Oracle, SYBASE, SQLServer, SQLBASE databases. The data repository structure features dynamic configuration. Data sources may be accessed and drilled on RDBMS through a single interface to all customer-related data.

     The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with a proprietary database operates in a client/server environment. The server software is the SQLBase RDMS which runs under Windows 3.x ,95 or NT, OS/2 and Novell Netware; the client utilizes Windows 3.x or 95. Support for SQLRouters are available to access Oracle, SYBASE and SQLBASE databases.

     The multi-platform electronic document composition system is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays.
DOC1 can operate in centralized, or distributed, departmental or desktop environments under MVS, OS/2, OS/400, and UNIX operating systems. The system is printer independent and supports AFP, Metacode and PCL output.

     The newest releases of the PC products are developed in a 32-bit Windows environment. All Group 1 PC products support ".dbf" files, the industry standard PC database software format.

     Most of the mailing efficiency products are offered in an Open System format which ensures that the specific application operates on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

     Group 1's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

     In October, 1993, Group 1 purchased the Canadian mail management and postal qualification PC software, plus certain related technology and assets of Promark Software, Inc. In June, 1994, Group 1 purchased the postal discount and POSTNET Barcoding PC software from PostSaver Systems, Inc. In December, 1994, Group 1 purchased Archetype Systems, Ltd. Archetype Systems, Ltd. has been renamed Group 1 Software Europe, Ltd. (Group 1 Europe). In August, 1995 Group 1 purchased the database marketing software and other assets of DataDesign, Inc. In November, 1995 , Group 1 purchased the sales and marketing automation software and certain other assets of Premier One, Inc.

     Customer Information Management

     Group 1's WorldTrak sales and marketing automation system provides closed-loop tracking of all prospect and customer inquiries. WorldTrak's user-definable workflow allows clients to tailor the system to match their sales and marketing processes. Enhanced reporting, campaign management, sales pipeline management and sales forecasting are streamlined to provide improved market analysis. A client-server based system, it maintains closed-loop sales, marketing and service information to allow for improved management of the prospect, customer and supplier relationship. WorldTrak records the characteristics of all types of marketing, sales and support efforts, including media advertising and telemarketing. This relationship-driven system consolidates all activity to enable measurement of the quality of leads, return on marketing investment and total cost of marketing and selling. WorldTrak supports international business disciplines, helping to ensure that language, cultural and geographic issues affecting global business operations are properly addressed.

     To process name and address data for Customer Information Files (CIF's) reliably, Group 1 offers the NADIS System (Name and Address Data Integrity Software). An expert system technology, NADIS offers the most advanced capabilities to ensure data integrity and to identify all relationships within and across files.

     Database Marketing

     Group 1's DataDesigns database marketing system allows the user to develop a composite profile of its best customers and prospects. Raw customer data is extracted from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of the large amounts of operational data from multiple sources creates a highly accurate database. The system provides the capability to query for relevant customer information, and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers.

     Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation.

     Group 1 offers an automated predictive modeling tool permitting the analysis of volumes of data quickly, to identify buying patterns of individuals for more precise, profitable targeted marketing. This sophisticated system is easy to use, without the need for complex formulas. Other Group 1 products provide data analysis and decision support tools to identify motivational behavioral characteristic and changes across products or over time.

     Electronic Document Systems

     Group 1's Electronic Document Composition system (DOC1) makes possible advanced applications of electronic preparation of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under OS/2, OS/400, MVS, and UNIX operating systems. DOC1 produces individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one communication with the recipient. The system is a truly visual application that allows the user to place text, images and graphics on the page in a dynamic WYSIWYG process. DOC1 can be integrated with Group1's MailStream Plus system to produce output documents in a sequence that provides USPS presorting discounts.

     Group 1's Automated System for Advanced Printing (ASAP) is a complete system comprising batch and on-line components to create, print and manage individualized business documents. The system uses conditional statement logic and variable processing to generate customized documents such as statements, invoices, and policies, all based on customer-unique information. The system is a tailored solution for IBM and IBM-compatible mainframes, implemented to client specifications. ASAP features a menu-driven interface that lets users define documents interactively, as well as manage printer resources and documents within a secure environment. The system supports all major printing architectures.

     ASAP is used to create, compose, edit and produce direct mail, mass correspondence and other forms of written material on a highly individualized basis. Specific information for each individual can be extracted from computer databases for incorporation into a mail piece. Words, sentences and/or entire paragraphs can be automatically added, changed or deleted based upon the target recipient's information file and the creative wishes of the user. The resulting personalized letters, forms, coupons, reports, labels and other correspondence can be produced economically on high-speed laser, impact or ink-jet printers.

     Postal Discount and Mailing Efficiency

     Group 1's postal discount and mailing efficiency software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, speed mail delivery, allow in-plant truck loading and produce the necessary United States Postal Service (USPS) reports and Canada Post Corporation (CPC) statements of mailing.

     All appropriate Group 1 products are Coding Accuracy Support System (CASS) and Presort Accuracy Validation and Evaluation (PAVE) certified by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of First-Class mail and up to 48% of the cost of Standard mail by presorting and coding. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 90%, and can qualify for certain other postal rate incentives.

     Group 1's list management systems allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files and to make targeted demographic and test-cell selections. This software also adds or verifies ZIP Codes and postal codes for the United States and Canada.

     Group 1's PC-based products include a specialized database management system designed specifically to handle mailing lists, and postal discount systems which allow mailers to qualify for various discounts depending on various postal rate category. A stand-alone product is also available that is designed to remove duplicates from address lists on the most popular database management systems. The system can print virtually any type of label.

     Professional Services and Customer Support Services

     Professional services are available including operations support, systems analysis, programming services, technical education and training, and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other areas of their operations.

     Group 1 offers with its product licenses an annual service agreement which provides telephone support and continuing updates and enhancements, as available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered as part of the initial product licensing agreement at no additional charge; thereafter, such seminars, together with a variety of more general educational seminars, are available for a fee.


Pricing

     The Customer Information Management and Database Marketing software products offered by Group 1 carry one-time perpetual license fees of $5,000 to $175,000 except for the Demographic Coding System for which a full national package is priced on an annual license basis at $50,500 (regional editions are available). A complete Group 1 mail and list management system would have a list price of more than $136,000. For PCs, products are offered for suggested retail prices from $295 to $5,995.

     The DOC1 software product carries a one-time perpetual license fee ranging from $50,000 to over $400,000 depending on platform chosen, number of workstations and number of composition systems licensed. Enterprise-wide corporate licenses of DOC1 are available at additional costs generally exceeding $250,000.

     License agreements and products sold to distributors generally call for payment in full, 30 days after execution, although extended payment terms may be granted. Alternatively, a customer may elect an installment payment program (typically from one to five years) with a minimum down payment of 10% of the license and first year maintenance fees, and an interest charge of 10% to 12% per annum depending on credit-worthiness. Actual prices and terms charged by Group 1 for its products and services may reflect volume and other discounts.

     To receive maintenance, enhancements and telephone support for of Group 1's software products, a customer must pay an annual fee in advance which is presently 16.5% (currently 15% in the U.K. and the European marketplace) of the then-current license fee for the product. U.S. and Canadian postal master files are available for an additional fee. A service and enhancement agreement is available for an annual fee of $295 each for certain of Group 1's PC products.


Licensing

     With the exception of the Demographic Coding System, Group 1's products are licensed on a perpetual "right to use" basis pursuant to non-exclusive license agreements. The Demographic Coding System is licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Client/server implementations are available for DataDesign and WorldTrak; LAN network versions for PC products are also available. Multi-site, multi-computer corporate license agreements are available as well. Certain postal products are required by the USPS and CPC regulations ("CASS" and "SERP", respectively) to have an expiration date (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 in order to be used for postal discounts or price qualification.

     Group 1 warrants that the majority of its products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide an initial warranty for twelve months from the date of the license agreement. Microcomputer software is warranted for ninety days from date of purchase against defects in material and workmanship and against operational failures.

Customers

     Group 1's customer base includes approximately 2,100 clients who have licensed one or more of its large software systems. In addition, over 26,600 of Group 1's PC software systems have been licensed. Group 1 believes that it is a leading vendor of list and mail management software in North America.

     Group 1's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and internationally. Included are utilities such as Pacific Gas and Electric and PEPCO, telecommunication companies such as AT&T and MCI; major banks such as Citibank, National Westminster Bank, Bank One, Chase Manhattan Bank and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group, Metropolitan Life, and Standard Life of Scotland; publishers such as Time,
Inc., McGraw-Hill and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom and Wal-Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak, General Mills and Xerox; governmental bodies such as the U.S. Senate, U.S. Customs and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services; direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Trans World Airlines, Avis and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic Society and AARP; cultural organizations such as the Metropolitan Museum of Art and Metropolitan Opera Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts and Westin Hotels.
The United States Postal Service is also a client of Group 1.

     All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for less than 10% of Group 1's total revenue, although that percentage is expected to increase with the continued growth of European revenue and penetration into the South American market


Sales and Marketing

     Group 1 markets its software products in North America and Europe through a direct sales and sales support force of 94 representatives located in the U.S., Canada and the United Kingdom. To serve existing clients and to solicit new additions to the client base, Group 1 has two sales and support offices in the Washington, D.C. area and nine regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Toronto and San Juan metropolitan areas. A European office is located in the London, England metropolitan area.

     The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1's Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, trade show exhibitions and speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including the Group 1 Report and the annual Group 1 Software Users Conference, which was attended by over 400 customers in fiscal 1996.

     Group 1 has entered into a software distribution agreement with a Swedish company to serve Scandinavia and an Australian company to serve the Australian and New Zealand markets. Through its Group 1 Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC1 product with companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

     Group 1's PC software products are marketed to end-users through Group 1's developing U.S. and Canadian dealer and distributor network.

     Group 1 has entered into joint marketing agreements with a number of business partners including IBM, Xerox, Data General Corp., R.L. Polk, Campaign Mail & Data, the Harris Group, MapInfo, Advanced Software Application Corp., Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC and OBIMD International. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

Support

     Group 1 believes that effective support of its customers and products has been a substantial factor in Group 1's success to date and will continue to be so in the future. As of March 31, 1996, over 85% of Group 1's large systems customers were enrolled in the product maintenance and enhancement program. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution during normal business hours. A telephone support help line is also provided for PC products. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support. In the fiscal years ended March 31, 1996, 1995 and 1994, maintenance and enhancement fees represented approximately 37%, 42% and 43%, respectively, of Group 1's revenue.

     Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S., Canada and the U.K.

Product Development

     The computer industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continuing expenditure for product development. It is likely that such circumstances will continue in the future. Accordingly, Group 1 must be able to provide new products and to modify and to enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the USPS and CPC. Group 1 may also have to adapt its products to accommodate future changes in hardware. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Group 1 also evaluates externally developed products that can be acquired or licensed and subsequently marketed through the Group 1 sales force and distribution network. Whether the product is developed internally or acquired from another company, Group 1 considers it important to control the quality, marketing, distribution, enhancement and evolution of each of its products. Quality assurance testing of Group 1's new or enhanced products is conducted by teams of experienced individuals drawn from all segments of Group 1's organization under the direction of testing specialists.

New product development during fiscal year 1996

     Significant investment was made during the year in new software development for migration of a variety of products to the Open Systems platform. Additionally, extensive work was performed on enhancing existing mainframe, midrange and open system products.

     New Open Systems Products

     During the year, Group 1 released Open Systems versions of Canadian Code-1 Plus, Mail Canada Plus, Generalizes Selection Plus and I/O Jet Plus for use on a variety of platforms.

     Existing Open Systems, IBM mainframe and midrange Products

     Enhancements were made during fiscal 1996 to on-line and batch products to improve functionality and ease of use, to accommodate changes in the marketplace and in postal regulations. The personalization products were enhanced to increased functionality and to take advantage of a broader range of electronic printing technologies. Additionally, improvements were made to Group 1's existing CODE-1 Plus and the Canadian mail products to meet new USPS and CPC certification and regulatory requirements. Significant investment was made in the MailStream products for all platforms to implement a major revision in the classifications of mail and the discount structures related to mail preparation. These products were released to market in May, 1996.

     Enhancements were also made to the previously released Open Systems versions of CODE-1 Plus, Geographical Coding System, MailStream Plus, Palletization Plus, POSTNET Barcoding, Labels Printing Plus, EZ Case Plus and Merge/Purge Plus.

     Group 1 also committed substantial resources to the development and enhancement of new products:

     DOC1 version 2.2 was integrated with Group 1's MailStream Plus presorting product, and also provides additional operational efficiencies such as direct importation of IBM and Xerox printer resources, the provision of multiple libraries of document objects, and enhanced post-processing capabilities. The new release also has more desktop publishing-like document design capabilities, eliminating costly design and testing of conditional documents. Version 2.2 provides dynamic page layout and direct text importation from PC word processors. Multi-lingual versions of documents may now be processed within a single print run.

     A Graphical User Interface (GUI) to the Open Systems product line was introduced to provide enhanced ease of use and reduced training needs for a large segment of the customer base. Utilizing Microsoft Windows based technology, these productivity workstations seamlessly interface with most of the supported Open Systems hardware platforms.

     The DataDesigns database marketing system was integrated with Group 1's Canadian PC address standardization product. Automation of the data import and installation and system configuration was undertaken, with completed elements delivered with current installations. Enhanced reporting and additional interfaces to third party systems were also completed during the year. User interfaces were improved to current SQL Windows standards.

     WorldTrak version 3.0, to be released in mid-FY97, will provide support for Windows 95 and a completely new user interface. Also included will be enhanced channel management, opportunity management, reporting and scheduling modules.


     PC Products

     In March, 1996 Group1 released the Smart Marketing Suite which seamlessly integrates the individual applications of AccuMail and ProSort, with anticipated future functionality of database management and intelligent data merging. The suite is Windows 95 compliant, using the latest 32-bit technology with a common interface that allows ease-of-use task processing.

     AccuMail 5.0 in 32-bit Windows was released with a smaller database configuration and improved coding accuracy. Changes were also made to comply with CASS and other regulatory requirements.

     ProSort 2.0 was released in September, 1995 with increased speed, second class mail sortation and ASCII file support. ProSort was also PAVE certified by the USPS. In March 1996 a 32-bit Windows version was released.

     The Canadian PC products for Windows and DOS were enhanced for additinoal functionality and compliance with CPC regulatory changes. SmartSort 5.0, to be released in early fiscal 1997, is the first Windows-based mail sortation software for Canadian address lists.

Products acquired during fiscal year 1996

     The DataDesigns system is a desktop database marketing system designed specifically for the hotel and gaming industries but adaptable to other industry applications. Developed utilizing GUPTA's SQL Windows and C++ , data is captured from virtually all computing platforms - from standalone PCs to networks to midrange and mainframe computers. Data can come from any relational or non-relational database system including Informix, Oracle, SYBASE, SQLBASE and DB2. The DataDesigns system is a client/server configuration; the server can be any NT server or workstation with a Windows PC as the client.

     The WorldTrak sales and marketing automation system supports all client/server architectures including Intel and RISC-based systems, and operating systems supported by RDBMS vendors. Developed utilizing GUPTA's SQL Windows, the system supports the most popular databases, including SYBASE, Oracle, Microsoft SQL Server and SQLBASE. The client system operates under Windows 3.x, 95 and NT.

Products licensed for distribution

     In May, 1996 Group 1 and OBIMD International of Paris, France entered into a joint venture under which Group 1 will market PC-based Universal Mailing software for address correction, postal coding, postal sortation and an extensive postal database developed by OBIMD. The software and database will allow businesses to manage mailing lists and prepare mail for more than 190 countries.

     Group 1's portfolio of USA and foreign registered and common law trademarks exceeds seventy marks. Included among those marks are AccuMail, ArcList, CODE -1 Plus, DOC1 and Group 1 Software (name and logo). All other trademarks and respective marks referenced in this report are the property of their respective owners.


Competition

     The computer software and service industry is highly competitive, and no published data are available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products offer many similar features. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. Group 1 believes that there are at least thirty-four companies which offer products competitive with one or more of Group 1's products. Group 1 believes that six companies offer customer information management systems and at least twelve companies offer database marketing systems. At lease four competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with Group 1 on open system and mainframe platforms. During the year, Group 1 continued to experience strong competition in the market for postal coding and presorting software from these competitors. Group 1 believes that at least ten companies offer PC products competitive with one or more of Group 1's products. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 expects to market. In addition, many potential clients for which Group 1's products are targeted have in-house capability to develop computer software programs.

     Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, integration of the product line and the financial strength of the publisher. Group 1 believes that it competes favorably with regard to these factors including pricing and credit terms. Group 1's primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Product Protection

     Group 1 regards its software, in source and object code, as proprietary and relies upon a combination of contract, trade secret and copyright laws to protect its products and related manuals and documentation. The license agreements under which clients use Group 1's products generally restrict the client's use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of Group 1's products. Group 1 believes that because of the rapid pace of technological change in the computer industry and, in addition, changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of Group 1's management and other personnel and their ability to develop, enhance, market and acquire new products.

Employees

     As of March 31, 1996, the Company employed 311 persons on a full-time basis. Of those employees, 164 were in management, professional and technical positions, 102 in marketing, sales and support and 45 in administrative positions. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

COM-MED Systems

     COM-MED Systems, a wholly-owned subsidiary of the Company, provided the long-term health care industry with computer software systems for management and operations support. As of March 31, 1995, the Company sold the assets of COM-MED Systems for up to $4,500,000, to be paid as a percentage of the acquiring company's future revenues. Additionally, the Company was issued warrants to acquire up to 25% of the acquiring company's common stock. In September, 1995 the acquiring company ceased operations, whereupon the Company repossessed those assets and sold them, in turn, to another entity for up to $4,500,000, to be paid as a percentage of that company's future earnings.

     Reserves in the amount of $108,000 have been established to cover disposition cost and contingencies associated with the sale of the assets. Any gain on the sale will be recognized as payments are received. During fiscal year 1994, the Company wrote off approximately $1,100,000 in capitalized software and other assets relating to COM-MED Systems. The Company's Consolidated Statements of Earnings have been restated to reflect COM-MED Systems as a discontinued operation.

Item 2.  Properties

     The Company's executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 51,900 square feet under a lease that expires in 2004. These facilities also include Group 1's headquarters and principal operations base. COMNET has options to lease additional space at specified periods during the term and to extend its lease. Group 1 leases additional sales and support offices in Chicago, Dallas, Los Angeles, Las Vegas, Atlanta, New York City, Sterling, Minneapolis, San Juan, Puerto Rico, London, England and Toronto, Canada metropolitan area. See Note 13 of notes to consolidated financial statements.

Item 3.  Legal Proceedings

     The Company is not a party to any legal proceedings which, in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual Shareholder's meeting held on September 12, 1995.

     (1) To elect three (3) directors to hold office until the third annual meeting of stockholders of Group 1 following their election and until the election and qualification of their successors.

              Nominees                     For          Withheld
        Richard H. Eisenberg            2,878,251        95,570
          Carl I. Kanter*               2,878,251        97,168
          James V. Manning              2,878,251        95,570
               *Resigned December 8, 1995


     (2) To approve the adoption of Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan.

                For                      Against         Abstain
             2,764,542                   194,559         14,720

     (3)  To approve the adoption of Company's 1995 Non-Employee
          Directors' Stock Option Plan.

                For                      Against         Abstain
             2,756,383                   194,253         23,185

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The trading of the common stock of the Company is reported on the Nasdaq National Market System under the symbol CNET. The table below sets forth the highest and lowest closing prices between dealers for the quarter indicated. These prices, as reported by Nasdaq, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                        Closing Common Stock Prices
1996                   High     Low   1995                    High     Low
First-June 30, 1995   $10.50  $9.00   First-June 30, 1994    $11.50  $8.00
Second-September 30,                  Second-September 30,
1995                  $20.50  $9.13   1994                   $10.75  $9.75
Third-December 31,                    Third-December 31,
1995                  $17.00  $10.00  1994                   $11.00  $9.00
Fourth-March 31, 1996                 Fourth-March 31, 1995
                      $14.00  $10.00                         $10.75  $9.75

     No cash dividends have been paid on the Company's common stock. The Company pays dividends on the 6% Convertible Preferred Stock discussed in Note
8. The Board of Directors intends to retain, for the foreseeable future, the Company's remaining earnings for use in the development of the business.

     At June 21, 1996, there were approximately 1,050 holders of record of the Company's common stock, including persons who wish to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.

Item 6.  Selected Financial Data

(In thousands except per share amounts)      Year ending March 31,
                                   1996      1995      1994      1993    1992 <F1>
Statement of Earnings Data: <F2>
Revenue                          $45,873   $37,883   $31,370   $32,099   $30,430
Earnings from continuing
  operations                     $ 5,472   $ 5,241   $ 3,303   $ 5,548   $ 5,068
Net earnings from continuing
  operations                     $ 2,832   $ 2,658   $ 1,776   $ 3,075   $ 2,795
Net loss from discontinued
  operations                       - - -   $  (282)  $(1,571)  $  (921)  $(1,818)
Net earnings                     $ 2,832   $ 2,376   $   204   $ 2,154   $  976
Earnings per share (primary):
<F3>
Earnings from continuing         $  0.82   $  0.76   $  0.54   $  0.83   $  0.78
operations per share of common
stock
Loss from discontinued
operations per share of common
stock                              - - -   $ (0.08)  $ (0.53)  $ (0.24)  $ (0.51)
Net earnings per share           $  0.82   $  0.68   $  0.01   $  0.59   $  0.27
Weighted average number of
common shares:                     3,717     3,617     2,941     3,884     3,566

Balance Sheet Data:
Working capital                  $ 6,829   $ 6,787   $ 8,958   $ 9,499   $ 6,711
Total assets                     $67,192   $57,148   $49,047   $45,541   $38,954
Long-term debt                   $   320   $   561   $   719   $ 1,206   $ 1,273
Stockholders' equity             $27,433   $22,866   $20,337   $17,251   $13,926

  <F1> The year ended March 31, 1992, includes a provision of $1.2 million
       (pretax) for expenses arising from the disposition of AIM operations which occurred in October 1992 (Fiscal Year 1993).
  <F2> Restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems.
  <F3> See Notes 1 and 9 of notes to consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1996 as Compared with 1995

     The Company sold its COM-MED Systems subsidiary as of March 31, 1995. The Company's consolidated financial statements have been restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems. The Company's remaining business unit is Group 1 Software, Inc., an 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the year ended March 31, 1996, the Company's revenue was $45,873,000 compared with $37,883,000 the prior year. The Company's net earnings from continuing operations were $2,832,000 or $0.82 per share compared with $2,658,000 or $0.76 per share the prior year.

     For the year ended March 31, 1996, Group 1's revenue was $45,875,000 compared with $37,921,000 for the prior year. Net earnings for the year were $3,701,000 compared with $3,272,000 for fiscal 1995. On December 31, 1994,
Group 1 acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on the consolidated financial statements for fiscal 1995.

     All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for less than 10% of Group 1's total revenue, although that percentage is expected to increase with the continued growth of European revenue and penetration into the South American market


     Software license fees and related revenue of $25,786,000 represented an increase of 24% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 56% and 55% for fiscal years 1996 and 1995, respectively.

     License fees from Customer Information Management Systems software increased by $808,000 over the prior year due mostly to NADIS revenues; Database Marketing Systems license fees decreased by $127,000 due to lower geographic and demographic licenses fees offset in part by revenue from the newly acquired DataDesigns system. Licensing of the Electronic Document Systems contributed increased revenue of $1,780,000, due primarily to a full year of European operations versus only four months the prior year. Mailing Efficiency software revenues increased $2,609,000 over the prior year due to the continued growth of the Open Systems product suite; the increase also reflects a growth of $850,000 in PC software revenue.

     Maintenance and other revenue in fiscal 1996 of $20,087,000 increased by 17% over the prior year. Maintenance and other services accounted for 44% of total revenue in 1996 versus 45% of total revenue in 1995. Recognized maintenance contract revenue increased over the prior year by $1,826,000, due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 85% for the fiscal year 1996 compared with 83% in fiscal 1995.

     Total operating costs and expenses for fiscal year 1996 were $40,640,000 or 89% of total revenue compared with $32,825,000 or 87% of total revenue during the prior year. The increase in operating costs and expenses as a percent of revenue is primarily due to increased selling and marketing expenses.

     Software license expense increased to $7,582,000 in fiscal 1996 from $6,453,000 the prior year, representing 30% and 31% of software license and related revenue, respectively. The increase in software license expense was related to increased amortization of product development and acquisition cost as well as the direct sales support activity related the DOC1 and NADIS products. PC cost of sales also increased for the year due to the cost of production and shipping.

     Maintenance and other service expense increased to $7,569,000 in the current year from $6,171,000 in 1995, representing 37% and 36% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $1,309,000 in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1996 and fiscal 1995 for all computer platforms. Amortization was 11% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to development expenditures capitalized and to recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers increased to 6% of total revenue from 5% the prior year due to an increase in internal product distribution support personnel. Group 1 expects the cost of maintenance and other service to increase as Group 1's customer base expands.

     Research, development and indirect support expenses totaled $2,628,000 in fiscal 1996 and $1,895,000 in the prior year, representing 6% and 5% of revenue, respectively. Expenses during fiscal 1996 increased due to additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications. Group 1 expects these expenses to continue to increase as Group 1's product applications increase.

     Selling and marketing expenses totaled $15,897,000 or 35% of revenue in fiscal year 1996, compared with $12,208,000 or 32% of revenue the prior year. The increase in expenses reflects higher sales compensation travel and direct marketing expenses to support increased sales activity for new products and markets.

     General and administrative expenses increased $682,000 to $5,291,000 or 12% of revenue, primarily as a result of increased costs associated with a full year of Group 1's operations in Europe and establishing operations in Puerto Rico to address the South American market. Additionally, compensation and professional services increased over the prior year.

     The provision for doubtful accounts of $1,618,000 represented an increase of $130,000 from the prior year. This increase over the prior year reflects a reduction in that year of reversal of reserves associated with a note receivable for which payment was received.

     Net non-operating income for the Company totaled $239,000 in fiscal year 1996, which represents an increase of $55,000 as compared with fiscal 1995. Interest income and gains on investments increased $199,000, as compared with fiscal 1995 as a result of the improved invested cash position of the Company throughout the year. Interest expense increased $12,000 due to increased capital lease obligations. Other expense increased by $27,000 for foreign exchange losses and $105,000 for other items.

     The Company's effective tax rate for the 1996 fiscal year was 36% as compared with 38% for fiscal 1995 reflecting the lower state tax rates in addition to lower foreign tax rates on a larger proportion of foreign income versus the prior year.

1995 as Compared with 1994

     As stated previously, the Company sold its COM-MED Systems subsidiary as of March 31, 1995. The Company's consolidated financial statements have been restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems. The Company's remaining business unit is Group 1 Software, an 81% owned subsidiary. For the year ended March 31, 1995, the Company's revenue was $37,883,000 compared with $31,370,000 the prior year. The Company's net earnings from continuing operations were $2,658,000 or $0.76 per share compared with $1,776,000 or $0.54 per share the prior year.

     For the year ended March 31, 1995, Group 1's revenue was $37,921,000 compared with $31,312,000 for the prior year. Net earnings for the year were $3,272,000 compared with $2,474,000 for fiscal 1994. On December 31, 1994,
Group 1 acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on consolidated financial statements for the fiscal year 1995.

     Software license fees and related revenue for the Company of $20,754,000 represented an increase of 27% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 55% and 52% for fiscal years 1995 and 1994, respectively.

     License fees from Customer Information Management systems software increased by $115,000 over the prior year due mostly to NADIS revenues; Database Marketing systems license fees increased by $896,000 due to geographic and demographic licenses fees. Licensing of Electronic Document Systems contributed increased revenue of $2,449,000, due primarily to one fiscal quarter of the new European operations plus six months of DOC1 revenues in the U.S. versus none in the prior year. Mailing Efficiency software revenues decreased $413,000 versus the prior year due to the decline in mainframe license which was partially offset by the growth of the Open Systems product suite plus an increase of $1,317,000 in PC software revenue as a result of new products added during this and the prior year.

     Maintenance and other revenue of $17,128,000 increased by 14% over the prior year. Maintenance and other services accounted for 45% of total revenue in 1995 versus 48% of total revenue in 1994. Recognized maintenance contract revenue increased over the prior year by $2,133,000, due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 83% for the fiscal year as compared with 82% in fiscal 1994.

     Total operating costs and expenses for the Company for fiscal year 1995 were $32,825,000 or 87% of total revenue compared with $27,991,000 or 89% of total revenue during the prior year. The decrease in operating costs and expenses as a percent of revenue is due to many operating costs not increasing in proportion to the revenue increase.


     Software license expense increased to $6,453,000 in fiscal 1995 from $4,921,000 the prior year, representing 31% and 30% of software license and related revenue, respectively. Software license expense increased primarily due to a greater mix of royalty related products distribured by the Company. PC cost of sales also increased for the year due to the increases in sales volume. The Company expects that royalty expense will continue to insrease as the sales of these products increases.

     Maintenance and other service expense increased to $6,171,000 in the current year from $5,076,000 in 1994, representing 36% and 34% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $882,000 in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1995 and fiscal 1994 for all computer platforms. Amortization was 9% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to the development expenditures capitalized and from recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers decreased to 5% of total revenue due to the Company's cost containment efforts in the current year from 6% the prior year. The Company expects the cost of maintenance and other service to increase as the Company's customer base expands.

     Research, development and indirect support expenses totaled $1,895,000 and $1,830,000 in the prior year, representing 5% and 6% of revenue, respectively. Although the percent of revenue has declined, actual expenses during fiscal 1995 increased due to a reduced rate of total research and development expenditures capitalized as software development costs. This increased expense reflects additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications.

     Selling and marketing expenses totaled $12,208,000 or 32% of revenue in fiscal year 1995, compared with $11,113,000 or 35% of revenue the prior year. The increase in expenses reflects higher sales compensation and direct marketing expenses to support the increased sales activity for new products and markets.

     General and administrative expenses increased $1,489,000 to $4,609,000, primarily as a result of increased profitability-based compensation and professional services costs.

     The provision for doubtful accounts of $1,488,000 represented a decrease of $442,000 from the prior year. The decrease in this expense reflects a lower incidence of Group 1 client payment defaults in the current year versus the prior year and the receipt of payments for notes receivable for sale of business assets that was previously fully reserved.

     Net non-operating income for the Company totaled $184,000 in fiscal year 1995, as compared with an expense of $77,000 for fiscal 1994. Interest expense decreased $40,000 due to capital lease obligations; additionally, a $50,000 reduction of accrued penalty associated with a state tax claim, and other income items of $17,000 were offset by an investment loss of $140,000.
Interest income increased by $141,000 as a result of the improved invested cash position of the Company throughout the year. The Company did not incur the $95,000 interest and penalty associated with state sales tax audit claims experienced in fiscal 1994. The net change in foreign currency between the years was a gain of $59,000.

     The Company effective tax rate for the 1995 fiscal year was 38% compared with 32% for fiscal 1994. The increase in the current year was due to lower research and development credits versus those in the prior year. The prior year included retroactive research and development credits available as a result of changes in the then current tax regulations.

Seasonality and Inflation

     Group 1 in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year, although there can be no certainty that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to a fiscal year incentive program for Company sales representatives. Group 1's revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. A substantial portion of revenue in any given quarter is comprised of a relatively limited number of high-value software license agreements. These license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

     Prices remain stable for Group 1's products. Inflation directly affects Group 1's cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

Liquidity and Capital Resources

     The Company's working capital was $6,829,000 at March 31, 1996 as compared with $6,786,000 the prior year. The current ratio was 1.3 to 1 at March 31, 1996 and 1995. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

     The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. The terms of this line of credit allow Group 1 to lend money from this arrangement to the Company. At March 31, 1996 and 1995 there were no short-term borrowings under this line of credit.

     During fiscal 1996 net earnings of $2,832,000 plus non-cash expenses of $9,783,000 provided a total of $12,615,000 cash from operating activities.
This amount was offset by increased accounts receivable that required $9,978,000 which is the combined result of higher year-end sales over the prior year-end, increases in the amount of installment receivables, and the increased mix of large dollar contracts with extended collection cycles versus the prior year. Deferred revenues increased cash by $2,396,000, and other working capital items increased cash provided by operating activities by $1,724,000. Cash flows from investing activities are primarily expenditures for investments in software development and capital equipment of $10,058,000. Cash of $1,843,000 was generated from the sale of marketable securities. Proceeds from the exercise of the Company's stock options generated cash of $1,823,000. Long-term debt was reduced by $328,000, and dividends of $177,000 were paid.

     Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. In the years ended March 31, 1996, 1995 and 1994, the principal amount of installment agreements entered into during the year represented 15%, 17% and 20% of Group 1's revenue, respectively. Installment receivables included in accounts receivable are $11,769,000 and $8,995,000 at March 31, 1996 and 1995, respectively. Group 1 continues to experience a significant interest in financing of software purchases by a broad range of customers, in every industry segment served. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current year revenues.

     Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. Group 1 is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $8,978,000, or 76%, of the installment receivables at March 31, 1996.

     As of March 31, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

Item 8.  Financial Statements and Supplementary Data

     See pages 19 through 34.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                              ___________________


To the Stockholders and
  Board of Directors
  COMNET Corporation


     We have audited the accompanying consolidated balance sheets of COMNET Corporation and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMNET Corporation and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



                                                      COOPERS & LYBRAND L.L.P.

Baltimore, Maryland
June 26, 1996

                            COMNET CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                                        MARCH 31,
                                                  1996           1995
ASSETS
Current assets:
 Cash and cash equivalents                    $    1,844,521 $    1,938,796
 Marketable securities                             1,979,166      3,779,624
 Trade and installment accounts receivable,
  less allowance of $2,409,000 and $1,703,000
                                                  24,488,730     18,457,360
 Income tax benefit                                    - - -      1,314,774
 Deferred income taxes                             1,923,000      1,489,000
 Prepaid expenses and other current assets         2,793,129      2,824,848
                                                  ----------     ----------
Total current assets                              33,028,546     29,804,402

Installment accounts receivable, long-term         5,985,291      3,656,520
Property and equipment, net                        3,269,206      2,867,193
Computer software, net                            22,425,814     18,726,275
Other assets                                       2,482,964      2,093,922
                                                  ----------     ----------
 Total assets                                 $   67,191,821 $   57,148,312
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $    2,483,356 $    2,801,166
 Current portion of long-term debt                   564,934        652,157
 Accrued expenses                                  6,760,472      4,861,327
 Accrued compensation                              3,743,954      3,803,307
 Current deferred revenues                        12,646,877     10,899,993
                                                  ----------     ----------
Total current liabilities                         26,199,593     23,017,950

Long-term debt, net of current portion               320,115        560,940
Deferred revenues, long-term                       4,363,429      3,713,854
Deferred income taxes                              3,147,000      1,922,000
Minority interest in net earnings of
  consolidated subsidiary                          5,728,613      5,068,068
                                                  ----------     ----------
 Total liabilities                            $   39,758,750 $   34,282,812
                                                  ----------     ----------

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock
  (Note 8)                                         2,845,857      2,845,857
Common stock $0.50 par value; 10,000,000
shares authorized; 3,562,690 and 3,383,748
issued and outstanding                             1,781,345      1,691,874
Capital contributed in excess of par value        17,471,861     15,738,644
Retained earnings                                  7,285,246      4,630,709
Unrealized loss on investments, net                   (2,175)       (44,720)
Cumulative foreign currency translation               66,287         18,486
                                                  ----------     ----------
                                                  29,448,421     24,880,850
Less treasury stock at cost, 316,267 shares       (2,015,350)    (2,015,350)
                                                  ----------     ----------
Total stockholders' equity                        27,433,071     22,865,500

Total liabilities and stockholders' equity    $   67,191,821 $   57,148,312
                                                  ==========     ==========

See notes to consolidated financial statements.

                              COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                                 Year Ended March 31,
                                           1996          1995          1994
Revenue:
 Software license and related revenues $ 25,785,598   $ 20,754,197 $ 16,397,575
 Maintenance and other revenue           20,087,224     17,128,462   14,971,991
                                         ----------     ----------   ----------
   Total revenue                         45,872,822     37,882,659   31,369,566
                                         ----------     ----------   ----------
Costs and expenses:
 Software license expense                 7,582,297      6,453,283    4,920,535
 Maintenance and service expense          7,569,039      6,170,855    5,076,139
 Research, development and indirect       2,627,627      1,895,315    1,830,401
  support
 Selling and marketing                   15,897,343     12,208,007   11,113,418
 General and administrative               5,345,635      4,609,469    3,120,795
 Provision for doubtful accounts          1,617,637      1,487,878    1,929,424
                                         ----------     ----------   ----------
   Total costs and expenses              40,639,578     32,824,807   27,990,712
                                         ----------     ----------   ----------
Operating earnings                        5,233,244      5,057,852    3,378,854

Non-operating income (expense), net         238,871        183,552      (76,251)
                                         ----------     ----------   ----------
Earnings from continuing operations
  before provision for income taxes       5,472,115      5,241,404    3,302,603
Provision for income taxes                1,985,000      1,968,539    1,061,832
Minority interest in net earnings of
  consolidated subsidiary                   655,578        615,158      465,103

                                         ----------     ----------   ----------
Net earnings from continuing
  operations                           $  2,831,537  $   2,657,707 $  1,775,668
                                         ==========     ==========   ==========
Discontinued operations:
Loss from discontinued operations
 (net of tax benefits of $83,000 and
 $873,000 for 1995 and 1994,
 respectively)                                - - -       (161,504)  (1,571,226)
Loss on disposal of discontinued
 operations (net of tax benefit of
 $61,000)                                     - - -       (120,282)       - - -
Net earnings                              2,831,537      2,375,921      204,442
Preferred stock dividend
 requirements                              (177,000)      (177,000)    (177,683)
                                         ----------     ----------   ----------
Net earnings available to common
 stockholders                          $  2,654,537  $   2,198,921 $     26,759
                                         ==========     ==========   ==========
Earnings per share of common stock
    Continuing operations                      0.82           0.76         0.54
    Discontinued operations                   - - -          (0.08)       (0.53)
                                         ----------     ----------   ----------
Net earnings per common share          $       0.82  $        0.68 $       0.01
                                         ==========     ==========   ==========

See notes to consolidated financial statements.

                                                COMNET CORPORATION
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Years Ended March 31, 1996, 1995 and 1994
                                            Common Stock
                               6%                      Capital                               Unrealized       Equity
                           Cumulative      $0.05     Contributed                Treasury    Gain/(Loss)   Adjustment       Total
                          Convertible       Par      In Excess of Retained      Stock          from     for Currency  Stockholders'
                        Preferred Stock    Value      Par Value   Earnings     at Cost     Investments  Translation     Equity
Balance, March 31, 1993        2,845,857  1,554,909   13,975,436  2,405,029    (684,470)        -.-.-        -.-.-     20,096,761
Dividends to preferred
 stockholders                      - - -      - - -        - - -  (177,683)        - - -        - - -        - - -       (177,683)
Repurchase of common
 stock                             - - -      - - -        - - -      - - -    (467,520)        - - -        - - -       (467,520)
Issuance of stock upon
 exercise of options               - - -     54,328      627,100      - - -        - - -        - - -        - - -        681,428
Gain on foreign
 currency translation              - - -      - - -        - - -      - - -        - - -        - - -       18,486         18,486
Net earnings for the
 year                              - - -      - - -        - - -    204,442        - - -        - - -        - - -        204,442
                               ---------    -------   ----------  ---------      -------     --------     --------    -----------
Balance, March 31, 1994        2,845,857  1,609,237   14,602,536  2,431,788   (1,151,990)       - - -        - - -     20,337,428
Dividends to preferred
 stockholders                      - - -      - - -        - - -   (177,000)       - - -        - - -        - - -       (177,000)
Repurchase of common
 stock                             - - -      - - -        - - -      - - -     (863,360)       - - -        - - -       (863,360)
Issuance of stock upon
 exercise of options               - - -     82,637    1,136,108      - - -        - - -        - - -        - - -      1,218,745
Gain on foreign
 currency translation              - - -      - - -        - - -      - - -        - - -        - - -       18,486         18,486
Unrealized loss on
 investments                       - - -      - - -        - - -      - - -        - - -      (44,720)       - - -        (44,720)
Net earnings for the
 year                              - - -      - - -        - - -  2,375,921        - - -        - - -        - - -      2,375,921
                               ---------    -------   ----------  ---------      -------     --------  -----------    -----------
Balance, March 31, 1995        2,845,857  1,691,874   15,738,644  4,630,709    (2,015,350)     (44,720)       18,486   22,865,500
Dividends to preferred
 stockholders                      - - -      - - -        - - -   (177,000)       - - -        - - -        - - -       (177,000)
Issuance of stock upon
 exercise of options               - - -     89,471    1,733,217      - - -        - - -        - - -        - - -      1,822,688
Gain on foreign currency
translation                        - - -      - - -        - - -      - - -        - - -        - - -       47,801         47,801
Unrealized gain on
 investments                       - - -      - - -        - - -      - - -        - - -       42,545        - - -         42,545
Net earnings                       - - -      - - -        - - -  2,831,537        - - -        - - -        - - -      2,831,537
                               ---------    -------   ----------  ---------      -------     --------  -----------    -----------
Balance, March 31, 1996       $2,845,857 $1,781,345  $17,471,861 $7,285,246  $ (2,015,350)    $ (2,175)     $66,287    $27,433,071
                               =========    =======   ==========  ==========      ========     ========  ===========    ===========

See notes to consolidated financial statements.

                                  COMNET CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended March 31,
                                           1996           1995             1994
Cash flows from operating activities:
 Net earnings                           $  2,831,537    $   2,375,921   $    204,442
 Adjustments to reconcile earnings
   from operations to net cash
   provided by operating activities:
    Amortization expense                   5,095,487        3,796,982      4,284,934
    Depreciation expense                     861,499          749,036        827,404
    Provision for doubtful accounts
     receivable                            1,617,637        1,906,184      2,367,506
    Provision for doubtful notes
     receivable                                - - -            - - -         60,259
    Net gain (loss) on disposal of             - - -            7,999           (350)
     asset
    Deferred income taxes                  1,548,022        1,112,000       (424,000)
    Minority interest in earnings of
     consolidated subsidiary                 655,578          615,158        470,445
 Changes in assets and liabilities:
    Increase in accounts receivable       (9,977,778)      (6,068,215)    (1,969,171)
    Decrease in notes receivable             276,072          183,614        538,321
    (Increase) decrease in other
      current assets                        (201,546)        (166,758)     1,030,158
    (Increase) decrease in other
      assets                                 125,903         (111,590)      (152,243)
    Increase in deferred revenues          2,396,459        2,097,704      2,886,632
    Increase (decrease) in accounts
     payable                                (317,810)         665,744        362,677
    Increase in accrued expenses           2,866,923        3,444,937        152,286
    Increase (decrease) in taxes
     payable                                   - - -         (381,556)         - - -
    Increase (decrease)in accrued
     expenses                              1,839,794        2,515,293       (147,218)
                                           ----------       ----------     ----------
Net cash provided by operating
  activities                               6,750,854        9,297,516     10,339,796
                                           ----------       ----------     ----------
Cash flows from investing activities:
 Purchase and development of computer
   software                               (8,758,547)      (5,902,737)    (5,081,358)
 Purchase of equipment and
   improvements                           (1,299,991)        (726,166)    (1,351,570)
 Purchase of marketable securities       (18,066,997)      (3,824,344)         - - -
 Sale of Marketable securities            19,910,000            - - -          - - -
 Advances to and payment for
   acquisition of subsidiary, net of
   cash acquired                               - - -       (2,514,945)         - - -
 Sale of assets                                - - -          354,689          - - -
                                           ----------       ----------     ----------
Net cash used in investing activities     (8,215,535)     (12,613,503)    (6,432,928)
                                           ----------       ----------     ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings       8,384,995        3,307,458      3,268,812
 Reduction of short-term borrowings       (8,384,995)      (3,307,458)    (3,268,812)
 Proceeds from exercise of stock
  options                                  1,822,688          355,395        213,908
 Proceeds from exercise of subsidiary
  stock options                                4,967            - - -          2,250
 Principal payments of long-term debt       (328,050)        (788,339)      (645,892)
 Dividends paid on preferred stock          (177,000)        (177,000)      (166,408)
                                           ----------       ----------     ----------
Net cash provided by (used in)
  financing activities                     1,322,605         (609,944)      (596,142)
                                           ----------       ----------     ----------
Net increase (decrease) in cash and
cash equivalents                            (142,076)      (3,925,931)     3,310,726
Loss on currency translation                  47,801           30,659          - - -
Cash and cash equivalents at beginning
of period                                  1,938,796        5,834,068      2,523,342
                                           ----------       ----------     ----------
Cash and cash equivalents at end of
  period                                $  1,844,521    $   1,938,796   $  5,834,068
                                           ==========       ==========     ==========

See notes to consolidated financial statements.

                       COMNET Corporation
           Notes to Consolidated Financial Statements
            Years Ended March 31, 1996, 1995 and 1994

(1) Organization and Summary of Significant Accounting Policies

Organization

     COMNET Corporation ("COMNET" through its subsidiary, Group 1 Software, Inc. ("Group 1") develops, acquires, markets and supports specialized marketing and mail management software. The Company distributes all of its products in North America and its Electronic Document Systems throughout the World. The Company has recently undertaken an initiative to distribute its products in Latin American and the Pacific rim.


Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of COMNET Corporation and its wholly and majority owned subsidiaries ("the Company"). All material intercompany transactions and balances have been eliminated in consolidation.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition. Revenue from perpetual licenses and the portion of royalty revenues not subject to future obligations is generally recognized after execution of a licensing agreement and shipment of the product provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

     Maintenance and enhancement (post contract support) revenues are deferred and recognized ratably over the life of each contract. Costs related to performance under post-contract support agreements are expensed as incurred.

     The amount of deferred revenue at March 31, 1996, to be recognized during the subsequent years is:

 1996                             $12,646,877
 1997                               2,550,088
 1998                               1,218,991
 1999                                 411,381
 2000 & beyond                        182,969
                                  -----------
                                  $17,010,306
                                  ===========


     Contracts for professional services are negotiated individually and are non-cancelable. The Company recognizes revenues from professional service contracts using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimates labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known.

     Contract professional services revenue in the year ended March 31, 1996 was recognized primarily using the percentage-of-completion method as the work was performed. For the period ended March 31, 1995 the completed contract was used; any difference in revenue resulting from this change in accounting method was immaterial to the consolidated financial statements for 1995 and 1994.

Cash Equivalents

     Cash equivalents consist of investments with original maturities of 90 days or less, which are readily convertible into cash.

Installment Accounts Receivable

     License agreements may be executed under installment contracts, which provide for interest charges and monthly payments, with terms up to five years. Interest income from such contracts, which is included in software licenses and related revenue, was $440,000, $406,000 and $391,000 in 1996, 1995 and
1994, respectively.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the lives of the respective leases.

Research and Product Development

     Research and product development costs not subject to Financial Accounting Standards Board ("FASB") Statement No. 86,
"Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products.

     Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.
     Costs for research and development incurred in 1996, 1995 and 1994 were approximately $9,068,000, $6,948,000, and
$6,563,000, respectively. Under FASB Statement No. 86, software development costs amounting to $7,675,000, $5,089,000 and $4,476,000, respectively, were capitalized. During the years ended March 31, 1996, 1995 and 1994, amortization of capitalized internally developed computer software costs, based on an estimated economic life of no more than five years, was $4,010,000, $3,430,000 and $2,665,000, respectively.

Marketable Securities
     Concurrent with its purchase of investments during fiscal 1995, Group 1 adopted Statement of Financial Accounting Standards ("SFAS") Statement No. 115, "Accounting for Certain Investments and Debt and Equity Securities." Group 1 has classified its investments as "available for sale" securities which require that all unrealized gains and losses be reported, net of tax, as a separate component of stockholders' equity. The cost basis of Group 1's investment portfolio as of March 31, 1996, which consisted of money market funds and mutual funds exceeded its market value by approximately $2,100.
In management's opinion, the decline in the value of the investments was a temporary decline.

Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods not exceeding 9 years. Amortization charged to operations amounted to $70,000, $44,000 and $23,000, for 1996, 1995 and 1994, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, The Company believes that no impairment of goodwill existed at March 31, 1996.


Foreign Currency Translation

     Assets and liabilities of the Company's foreign operation are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the monthly average exchange rate. Gains and losses from foreign currency transactions are included in the results of operations currently, while those resulting from translation of financial statement amounts are included as a separate component of stockholders' equity.

Sale of Stock of and by a Subsidiary

     Gains arising from both the public sale by the Company of stock in a subsidiary and the issuance to the public by a subsidiary of the Company of its own stock have been recognized as non-operating income.

Income Taxes

     The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

Minority Interest

     Minority interest of approximately 18.8% for each of the years ending March 31, 1996, 1995 and 1994, is reflected in consolidation and is the portion of Group 1
Software, Inc. ("Group 1") that is not owned by the Company.

Earnings per Share of Common Stock

     Earnings per share of common stock have been computed for the years ended March 31, 1996, 1995, and 1994 on net earnings, after deducting dividends using the weighted average number of common and dilutive common equivalent shares outstanding during the respective years. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method. The weighted average number of common shares and equivalents used for primary earnings per share was 3,716,794 in 1996, 3,616,578 in 1995 and 2,941,325 in 1994.

Concentration of Credit Risk

     The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately to clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These clients represent approximately $8,970,000 or 76% of the installment receivables at March 31, 1996.

New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 121 regarding accounting for asset impairments. This statement, which must be adopted by the Company for fiscal years beginning April 1, 1996, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

     The Financial Accounting Standards issued SFAS No. 123 regarding accounting for stock compensation. The Company plans to adopt the proforma note disclosure requirements as prescribed in SFAS No. 123 in fiscal year 1997.

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Accounts Receivable

     Accounts receivable are comprised of the following:

                                             March 31,
                                        1996           1995

Trade                              $21,114,071    $14,872,261
Installment accounts receivable,
 interest typically at 8.5% to 13%
                                    11,768,950      8,944,619
Allowance for doubtful accounts     (2,409,000)    (1,703,000)
                                   ------------   ------------
                                    30,474,021     22,113,880
Less non-current portion of
 installment accounts receivable     5,985,291      3,656,520
                                   ------------   ------------
Current portion                    $24,488,730    $18,457,360
                                   ============   ============


(3)  Prepaid Expense and Other Assets

     Prepaid expenses and other current assets are comprised of the following:

                                             March 31,
                                        1996           1995

Prepaid expense                    $  563,418       $  712,651
Prepaid commission                    801,911          646,934
Prepaid royalty                       695,003          989,115
Net assets of discontinued
 operations                            - - -           123,648
Other assets                          732,797          352,500
                                  ------------     ------------
                                   $2,793,129       $2,824,848
                                  ============     ============

     Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on maintenance and enhancement revenues deferred into future periods.
(4)  Property and Equipment

     Property and equipment is comprised of the following:

                                             March 31,
                                        1996           1995

Data processing equipment          $ 4,663,216     $ 4,140,768
Furniture and fixtures               2,513,106       1,839,471
Leasehold improvements                 667,033         326,350
                                   ------------   ------------
                                     7,843,355       6,306,589
Less accumulated depreciation and
 amortization                       (4,574,149)     (3,439,396)
                                   ------------   ------------
                                   $ 3,269,206    $  2,867,193
                                   ============   ============


(5)  Computer Software

     Computer software is comprised of the following:

                                             March 31,
                                        1996           1995

Developed software                 $30,247,944    $22,529,822
Acquired software                    6,317,931      5,753,165
Software purchased for internal
 use                                 3,382,908      2,933,728
                                   ------------   ------------
                                    39,948,783     31,216,715
Less accumulated amortization      (17,522,969)   (12,490,440)
                                   ------------   ------------
                                   $22,425,814    $18,726,275
                                   ============   ============


(6)  Accrued Expenses

     Accrued expenses are as follows:

                                             March 31,
                                        1996           1995

Accrued sales and other taxes       $  734,798     $  818,470
Accrued royalties                      953,636      1,160,294
Accrued sales incentives               301,556        255,494
Accrued rent abatements                 39,402        214,888
Accrued dividends                       44,250         44,250
Income taxes payable                   176,537         72,073
Other accrued expenses               4,338,101      1,649,499
Accrued expense for disposition
 of AIM operations                      63,750        354,359
Accrued expense for disposition
 of COM-MED operations                 108,441        292,000
                                   ------------   ------------
                                    $6,760,472     $4,861,327
                                   ============   ============

(6)  Short-term Borrowings

     At March 31, 1996, the Company's Group 1 Software, Inc. subsidiary, maintained an uncollateralized $5,000,000 bank line of credit arrangement with interest at the bank's prime rate (8.25% at March 31, 1996). As of March 31, 1996 and 1995, there were no borrowings under this line. The line of credit arrangement requires Group 1, among other things, to maintain certain financial ratios. Group 1 was in compliance with all terms of the credit arrangement during the reporting period.

(7)  Long-term Debt

     Long-term debt consists of the following:

                                             March 31,
                                        1996           1995

Installment notes payable          $  702,035     $1,007,671
Capitalized lease obligations         183,014        205,426
                                  ------------   ------------
Sub-total                             885,049      1,213,097
Less current portion                  564,934        652,157
                                  ------------   ------------
Long-term portion                  $  320,115     $  560,940
                                  ============   ============

     Installment notes and capital lease obligations are payable monthly and bear interest at rates ranging from 6.0% to 10.0% and mature in the years ending March 31, 1997 through 1998. The notes are collateralized by certain equipment with a net book value that approximates the outstanding loan balance. These lease obligations were entered into at then current market rates.

     Installment notes include two notes with no interest. These notes have been discounted to reflect the present value of the debt. The note for the acquisition of certain assets of Arc Tangent, Inc. has been discounted at 6% to $291,220 at March 31, 1996. The note payable for the acquisition of certain assets of PostSaver, Inc. has been discounted at 7.25% to $167,360 at March 31, 1996. (See Note 13).

     The aggregate maturities of the long-term debt during the years subsequent to March 31, 1996 are:

                   1997           $   564,934
                   1998               320,115
                                  -----------
                                  $   885,049
                                  ===========
     The Company believes that there are no material differences between carrying amounts and market value of its long-term obligations.

(8)  Stockholders' Equity

     Preferred Stock

     On January 22, 1993, the Company issued a series of Preferred Stock par value $0.25 per share, to be designated "6% Cumulative Convertible Preferred Stock" consisting of 147,500 shares. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock shall be convertible at any time at the sole option of the Company into fully paid and non-assessable Common Stock, at the rate of one share of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

     The Company shall have the right to redeem the outstanding 6% Preferred Stock, in whole or in part, at any time and from time to time after March 31, 1993, by paying to the holders thereof in cash the redemption price per share, 110% through March 31, 1994, and decreasing 2% per year through April 1, 1998, together with all accrued and unpaid dividends thereon through the Redemption Date.


     Stock Option Plans

     The Company has five stock option programs currently in effect, and two predecessor plans for which option grants are still outstanding:

     The COMNET Corporation Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 600,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. The plan activity was as follows:

                                                     Option
                                                     Shares
Shares under option, beginning of year               - - -
   Options granted - exercise price $10.00         315,100
                                                   -------
   Shares under option end of year - exercise
     price of $10.00                               315,100
                                                   =======

     At March 31, 1996 none of these options were exercisable.
Options for 63,020 shares become exercisable in the year ending
March 31, 1997. At March 31, 1996, 284,900 shares were available for future grants of options.

     The COMNET Corporation Stock Option and Stock Appreciation Unit Plan of 1986 for employees permitted the grant of options to purchase common stock of the Company, or stock appreciation rights redeemable in cash or common stock at the sole discretion of the Compensation Committee of the Board of Directors, at prices not less than fair market value on the date of grant. The options and rights vest over five years; however, all options and rights expire ten years after the grant date. The plan's activity was as follows:

                                                       Option
                                                       Shares
Shares under option, March 31, 1993 - exercise
  prices of $5.1875 - $32.25                          880,034
Options granted - 1994 - exercise prices of
  $14.00 - $15.75                                     250,200
Options exercised - 1994 - exercise prices $5.185
  - $10.00                                           (108,656)
Options canceled - 1994                               (47,250)
                                                      -------
Shares under option, March 31, 1994 - exercise
  prices of $6.625 - $30.25                           974,328

Options granted - 1995 - exercise price of $7.50       17,500
Options exercised - 1995 - exercise prices $6.625
  - $8.25                                            (165,274)
Options canceled - 1995                              (178,450)
                                                      -------
Shares under option, March 31, 1995 - exercise
  prices of $6.625 - $30.25                           648,104

Options granted - 1996 - exercise prices of
  $10.00                                               67,383
Options exercised - 1996 - exercise prices $5.375
  - $14.00                                            (78,983)
Options canceled - 1996                               (29,100)
                                                      -------
Shares under option, March 31, 1996 - exercise
  prices of $6.625 - $30.25                           607,404
                                                      =======

     As of March 31, 1996, options for 427,269 shares were exercisable at prices ranging from $6.625 to $30.25. Options outstanding at March 31, 1996 expire in years ending March 31, 1997 through 2006. Options for 51,825 shares become exercisable in the year ending March 31, 1997. No stock appreciation units have been granted under the plan. As of March 31, 1996 the 1986 Stock Option and Stock Appreciation Unit Plan had terminated and no future grants of options will be made under the plan.

     The COMNET Corporation Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock under conditions defined by the plan, and reserves 150,000 shares of common stock for issuance on exercise of options under the Plan. The options vest over five years and expire fifteen years after the date of the grant. No options were granted under this plan during the year ended March 31, 1996.


     The Company's 1986 Stock Option Plan for Non-Employee Directors provided for annual automatic grants of non-qualified stock options to non-employee directors of the Company who served from 1986 to 1992, under conditions defined by the plan. The options vest over five years and expire ten years after the grant date. On January 22, 1993, the shareholders approved an amendment to eliminate restrictions on vesting of stock options granted to the plan so that options will become fully exercisable in whole or in part, upon resignation as a director.

     The plan's activity was as follows:

                                                       Option
                                                       Shares
Shares under option, March 31, 1993 and 1994
  -  exercise prices of $5.375 - $30.00               184,334
Options exercised - 1995 - exercise prices of         (37,500)
  $5.375 - $7.125
                                                      -------
Shares under option, March 31, 1995                   146,834
Options exercised - 1996 - exercise prices of
  $5.375 - $11.00                                     (99,959)
                                                      -------
Shares under option, March 31, 1996 -
  exercise price of $16.50 - $30.00                    46,875
                                                      =======

     As of March 31, 1996, 46,875 shares under option were vested and exercisable. Options outstanding at March 31, 1996, expire in years ending March 31, 2001 through 2002. The plan has issued options to the full extent of the number of shares of common stock reserved for issuance; no further grants will be made thereunder.

     In 1991, the Company granted options to purchase an aggregate of 465,000 shares of common stock at an exercise price of $21.75 per share to the individuals then serving on the reconstituted Board of Directors, as an inducement to such individuals to serve on the board. Currently options to purchase 210,000 shares remain granted. The options are exercisable for 10 years from the date of grant and vest 20% per year, subject to potential acceleration as defined in the stock option agreements. As of March 31, 1996, options for 167,997 shares were exercisable. Options for an additional 42,003 shares become exercisable in the year ending March 31, 1997.

     In 1992, the Company granted options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $30.25 per share to the individuals serving on the Advisory Committee. The options are exercisable for ten years from the date of grant and vest 20% per year. As of March 31, 1996, options for 12,000 shares were exercisable. Options for an additional 3,000 shares become exercisable in the year ending March 31, 1997.

     The Company's 1992 Stock Option Plan for Non-Employee Directors provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, under conditions defined by the plan, and reserves 120,000 shares of common stock for issuance on exercise of options under the plan. The options vest progressively over five years and expire fifteen years after the grant date. The plan's activity was as follows:

                                                    Option
                                                    Shares
Shares under options, March 31, 1993 - exercise
  price of $30.50                                   5,000
Options granted - 1994 - exercise price of $24.25   35,000
Options canceled - 1994 - exercise price of
  $24.25                                            (5,000)
                                                    -------
Shares under option, March 31, 1994                 35,000

Options granted - 1995 - exercise price of $8.75    25,000
                                                    -------
Shares under option, March 31, 1995                 60,000

Options granted - 1996 - exercise price of          30,000
  $10.125
Options canceled - exercise price $8.75 - $30.50    (20,000)
                                                    -------
Shares under option, March 31, 1996 - exercise
  price of $8.75 - $24.25                           70,000
                                                    -------

     As of March 31, 1996, 14,000 options were exercisable. Options outstanding at March 31, 1996 expire in the years ending March 31, 2003 through 2004. Options for 8,000 shares become exercisable in the year ending March 31, 1997. At March 31, 1996 the 1992 stock option plan for non-employee directors had terminated and no future grants of options will be made under the plan.

     At March 31, 1996, approximately 1,954,279 shares of common stock were specifically reserved for issuance under the employee stock option plan and the director stock option plans.

(9)  Income Taxes

     The provision for income taxes for continuing operations consists of the following components:

                                Year Ended March 31,
                            1996        1995        1994
Federal:
  Current                $ 244,000   $   46,000   $ 852,000
  Deferred                 945,000    1,396,000     (41,000)
                          ---------   ---------   ---------
                         1,189,000    1,442,000     811,000
                          ---------   ---------   ---------
State:
  Current                   76,000       80,000      99,000
  Deferred                  73,000      157,000      72,000
                          ---------   ---------   ---------
                           149,000      237,000     171,000
                          ---------   ---------   ---------
Foreign:                   647,000      289,000      80,000
                          ---------   ---------   ---------
                        $1,985,000   $1,968,000  $1,062,000
                          =========   =========   =========


     The benefit for income taxes for discontinued operations consists of the following components:

                                Year Ended March 31,
                            1996        1995        1994
Federal:
  Current                - - -       $ 275,000   $(340,000)
  Deferred               - - -        (414,000)   (489,000)
                         ---------   ---------   ---------
                         - - -        (139,000)   (829,000)
                         ---------   ---------   ---------
State:
  Current                - - -           3,000       2,000
  Deferred               - - -          (8,000)    (46,000)
                         ---------   ---------   ---------
                         - - -          (5,000)    (44,000)
                         ---------   ---------   ---------
                         - - -       $(144,000)  $(873,000)
                         =========   =========   =========


     The provision for income taxes for continuing operations varied from that computed using the statutory federal income tax rate as follows:

                                     Year Ended March 31,
                                      1996   1995   1994

Statutory tax rate                   34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax benefit                   1.9    3.1    4.0
Research and development tax
 credits                             (0.9)  (4.0) (10.1)
Foreign taxes                         1.5    2.1    2.4
Other, net                           (0.2)   2.4    1.9
                                     -----  -----  -----
Effective tax rate                   36.3%  37.6%  32.2%
                                     =====  =====  =====


     The significant components of the current deferred tax asset and the long-term deferred tax liabilities are:

                                             March 31,
                                        1996           1995
Current:
Deferred maintenance revenue       $531,000       $532,000
Allowance for doubtful accounts     928,000        626,000
Reserve for the disposition of
  AIM                                22,000        120,000
Other, net                          442,000        211,000
                                ------------   ------------
Total current deferred tax asset $1,923,000     $1,489,000
                                ============   ============
Long-term:
Deferred maintenance revenue -
 long-term                       $1,439,000     $1,799,000
Allowance for doubtful accouts      501,000        501,000
Capitalized software             (5,930,000)    (4,713,000)
Depreciation                        (81,000)      (165,000)
Other, net                          924,000        656,000
                                ------------   ------------
Total long-term deferred tax
 liabilities                    $(3,147,000)   $(1,922,000)
                                ============   ============

     The Company has consolidated investment and research and development tax credit carry forwards of $1,223,000, which will expire in 2005 through 2011.


(10)  Benefit Programs

     The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees within established limits. Company contributions for the year ended March 31, 1996, 1995 and 1994 were $226,000, $184,000, and $173,000, respectively.

(11)  Quarterly Income Data (Unaudited)

     Quarterly financial information for the years ended March
31, 1996, and 1995 was as follows:

                         First      Second       Third        Fourth
                       Quarter     Quarter      Quarter      Quarter      Year

(Dollars in thousands except earnings per share)

Fiscal Year 1996:
Revenue                $ 9,384     $10,081      $10,853      $15,555      $45,873
Earnings from
continuing operations
before taxes               874       1,901          972        1,725        5,472
Net Earnings               420         614          459        1,339        2,832
Earnings per
 share (1)             $  0.12     $  0.18      $  0.13      $  0.36      $  0.82

Fiscal Year 1995:
 Revenue               $ 7,643     $ 8,966      $ 9,333      $11,941      $37,883
Earnings from
continuing operations
before taxes               597       1,022        1,266        2,356        5,241
Net earnings from
continuing operations      288         473          641        1,256        2,658
Net Earnings (loss)
from discontinued
operations                   6          (8)        (100)        (180)        (282)
Net earnings               294         465          541        1,076        2,376
Earnings per share
from continuing
operations <F1>           0.08        0.14         0.19         0.37         0.76
Loss per share from
discontinued
operations                0.00        0.00        (0.03)       (0.05)       (0.08)
Net earnings per
 share                 $  0.08     $  0.14      $  0.16      $  0.32      $  0.68

  <F1>  See Note 1 of notes to consolidated financial statements

(12)  Non-operating Income (Expense) and Supplemental Information

     Non-operating income and expense is comprised of the
following:
                                Year Ended March 31,
                            1996        1995        1994

Interest income          $209,422    $321,100    $179,692
Interest expense         (125,809)   (113,881)   (154,364)
Gain (loss) on sales
 of investment            109,595    (133,788)      7,132
Gain (loss) on sale of
 assets                    - - -        5,883         350
Other income (expense),
net                        45,663     104,238    (109,749)
                         ---------   ---------   ---------
Total non-operating
 income (expense), net   $238,871    $183,552    $(76,939)
                         =========   =========   =========


     The following supplemental information summarizes the disclosure pertaining to the Statement of Cash Flows:

                                       Year Ended March 31,
                                     1996      1995      1994
Cash paid during the year for:
  Interest                         $145,176  $105,793  $165,251
  Income taxes                      165,251   610,482   223,039
Non-cash investing and financing
 activities:
  Note payable incurred in
   connection with
   the purchase of the assets of     - - -   $563,795    - - -
   PostSaver Systems, Inc.
  Notes payable incurred in
   connection with the purchase
   of the assets of Data Designs,
   Inc.                            $180,000    - - -     - - -
  Notes payable incurred in
   connection with the purchase
   of the assets of World Trak,
   Inc.                            $100,000    - - -     - - -
  Capital lease obligations
   incurred                        $47,102   $138,341    - - -
  Accrued preferred stock
   dividends                         - - -     - - -    11,275
  Options exercised through stock
   surrender                        - - -    863,360   467,520


(13)  Commitments

     Purchased Services Effective April 6, 1994, Group 1 entered a three-year contract with a supplier of computer time-sharing services, which requires Group 1 to purchase all of its internal IBM mainframe computer requirements, from this supplier. The Agreement provides for a fixed monthly fee. Group 1's actual costs of services with this vendor for the years ended March 31, 1996, 1995, and 1994 were $1,056,000, $1,017,000, and $1,245,000, respectively.
     Leasing Arrangements

     The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year:

                                     Operating       Capital
1997                              $ 2,294,950    $   173,452
1998                                2,076,540         74,786
1999                                1,674,216          - - -
2000 and beyon d                    7,041,188          - - -
                                  -----------    -----------
Total minimum lease payments      $13,086,894    $   248,238
Amount representing interest      ===========        (65,224)
                                                 -----------
Net minimum lease payments                           183,014
Current portion of capital lease
obligations                                          121,557
                                  -----------    -----------
Long-term portion of capital lease
obligations                                      $    61,457
                                                 ===========

     The Company entered into capital lease transactions aggregating $47,102 and $138,341, for the years ended 1996 and 1995, respectively. No transactions occurred in 1994. As of March 31, 1996, the book value of assets recorded under capital leases was $132,801.

     Total rent expense, under operating leases for fiscal years ended March 31, 1996, 1995 and 1994 was $2,462,000, $1,216,000,
and $1,158,000, respectively.

     Acquisition Agreements

     In October, 1993, Group 1 entered into an agreement with Promark Software, Inc., a British Columbia corporation, to acquire certain assets including title to all of Promark's Canadian mail management PC software and certain related technology. The agreement provides for a full payment of the purchase price based only on a percentage of revenues over a period of twenty-seven months. As of March 31, 1996, these fees totaled $344,047 for the twenty-seven month period.
     In June, 1994, Group 1 entered into an agreement with Post Saver Systems, Inc., of Michigan, to acquire certain of its assets including title to all of its postal discount and POSTNET Barcoding products. Group 1 agreed to pay $710,000 over three years, plus a percentage of Group 1's sales of these products if sales exceed $1.5 million in the three years after closing. As of March 31, 1996 no payment had been made under the latter provision.

     In December, 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, for $400,000 cash (net of cash acquired) plus a percentage of Archetype Systems' sales of the Archetype products, if sales exceed 2,000,000 pounds in a 12 month period after closing. On April 25, 1996, Group 1 paid an additional $372,019 cash under the latter provision. This amount was included as an accrued liability at March 31, 1996 and included in the goodwill valuation. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the post closing assets and liabilities based on their estimated fair values, resulting in $1,072,000 in goodwill, which is included in other assets. The goodwill will be amortized over a period not to exceed nine years. The assets acquired and the liabilities assumed have been included in the accompanying consolidated balance sheet. Archetype Systems has changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and will continue its operations based in London, England.

     In August, 1995, Group 1 entered into a definitive agreement with DataDesigns, Inc. of Las Vegas, Nevada to acquire cetairn assets including title to all of its software products. Group 1 paid $484,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent five years.

     In November, 1995, Group 1 entered into a definitive agreement with Premier One Consultants, Inc. of Minneapolis, Minnesota to acquire certain assets including title to all of its software products. Group 1 paid $319,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent three years.

(14)  Discontinued Operations

     COM-MED Systems, a wholly-owned subsidiary of the Company, provided the long-term health care industry with computer software systems for management and operations support. As of March 31, 1995, the Company sold the assets of COM-MED Systems for up to $4,500,000, to be paid as a percentage of the acquiring company's future revenues. Additionally, the Compay was issued warrants to acquire up to 25% of the acquiring company's common stock. In September, 1995 the acquiring company ceased operations, whereupon the Company respossessed those assets and sold them, in turn, to another entity for up to $4,500,000, to be paid as a percentage of that company's future earnings.

     Reserves in the amount of $108,000 have been established to cover disposition cost and contingencies associated with the sale of the assets. Any gain on the sale will be recognized as payments are received. During fiscal year 1994, the Company wrote off approximately $1,100,000 in capitalized software and other assets relating to COM-MED Systems. The Company's Consolidated Statements of Earnings have been restated to reflect COM-MED Systems as a discontinued operation.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The Directors and executive officers of the Company are as follows:

Name                   Age  Position
James V. Manning       49   Chairman of the Board of Directors
Robert S. Bowen        58   President, Chief Executive
                            Officer and Director
Ronald F. Friedman     52   President, Group 1 Software, Inc.
                            and Director
Charles A. Crew        53   Executive Vice President, Chief
                            Financial Officer, Treasurer and
                            Director
Edward Weiss           45   Secretary and General Counsel
Richard H. Eisenberg   58   Director
James Marden           42   Director
Charles A. Mele        39   Director
Charles J. Sindelar    59   Director

     The Company knows of no family relationships between any of the above.

     The Board of Directors is divided into three classes. One-third of the Directors will be elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Bowen, Friedman and Crew will expire at the next shareholder's meeting. The terms of Messrs. Sindelar, Marden and Mele will expire in 1997. The terms of Messrs. Eisenberg and Manning will expire in 1998. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

     Mr. James V. Manning has been Chairman of the Board of the Company since February, 1994 and a Director since 1992. He is Chief Executive Officer of Synetic, Inc. and has been a director of Synetic since May, 1989.

     Mr. Robert S. Bowen has been a Director, President and Chief
Executive Officer of the Company for more than five years and a Director, Chairman of the Board and Chief Executive Officer of
Group 1 since January, 1984.

     Mr. Ronald F. Friedman has been a Director of the Company and President and Chief Operating Officer and a Director of Group
1 and its predecessor, Group 1 Software Division of Group 1, for more than five years.

     Mr. Charles A. Crew has been a Director and Executive Vice
President, Chief Financial Officer of the Company for more than five years and a Director and Chief Financial Officer of Group 1 for more than five years.

     Mr. Edward Weiss has been Secretary and General Counsel of the Company for more than five years. he has been Secretary and General Counsel of Group 1 for more than five years.

     Mr. Richard Eisenberg has been a Director of the Company since February, 1994. Mr. Eisenberg has been Senior Vice President of Kaye Insurance Association, L.P. since September, 1992. He has also been President of APCO Corporation, an insurance brokerage firm, Vice President of Amalgamated Programs Corporation and President of Great Northern Brokerage Corporation for more than five years.

     Mr. James Marden has been a Director of the Company since 1992. Mr. Marden is currently serving as Chairman of The Entertainment Connection, Inc., a privately held electronic retailer of audio and video products. He was Vice President - Acquisitions for Medco Containment Services, Inc. from 1991 to 1994 and held a similar position for Synetic, Inc. from 1993 to 1994. Prior to that time, Mr. Marden was a private investor for more than five years.

     Mr. Charles A. Mele has been a Director of the Company since 1992. Mr. Mele is Vice President/General Counsel and a director of Synetic, Inc. Prior to April 1994, he was Executive Vice President and General Counsel of Medco Containment Services, Inc., for more than five years. He is also a Director of Group 1 Software, Inc.

     Mr. Charles J. Sindelar has been a Director of the Company since 1992. Mr. Sindelar has been Vice President
(and previously Staff Vice President), Business Development of the Network Systems Division (and previously Corporate Business Development) of Zenith Electronics Corporation since September, 1994.
From April, 1994 to September, 1994 he was also
President of the Display Division, Zenith Electronics
Corporation. From November, 1990 to April, 1994, Mr. Sindelar was President of the Display Division, Zenith Electronics
Corporation.  Mr. Sindelar was Executive Director of Color
Display Operations of Zenith from April, 1990 through November,
1990.

Item 11.  Executive Compensation

     The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation" and such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under introductory paragraphs and under the captions "Principal Stockholders" and "Election of Directors" and such information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information required in response to this item is contained in the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, "Executive Compensation - Certain Transactions," and such information is incorporated herein by reference.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K

                                                       Page Number
   (a)  1.   Financial Statements:

          The following financial statements are
            submitted in Item 8:

          Report of Independent Accountants on
            Financial Statements                               18

          Consolidated Balance Sheets as of March
            31, 1996 and 1995                                  19

          Consolidated Statements of Earnings for
            the years ended March 31, 1996, 1995 and           20
            1994

          Consolidated Statements of Stockholders'
            Equity for the years ended March 31, 1996,         21
            1995 and 1994

          Consolidated Statements of Cash Flows for
            the years ended March 31, 1996, 1995 and           22
            1994

          Notes to Consolidated Financial Statements
            for the years ended March 31, 1996, 1995      23 - 24
            and 1994


        2.   Financial Statement Schedules

          The following financial statement schedule is filed as part of this report:

          Report of Independent Accountants on
            Financial Statement Schedule                       43

          Schedule II:  Valuation and Qualifying
            Accounts for the Years Ended March 31, 1996,       44
            1995 and 1994

     Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

     3.   Listing of Exhibits
3.01      Articles of Incorporation and Bylaws, as amended -
          1985,
          (incorporated by reference to Exhibit 3.7 to Group 1's
          Annual Report on Form 10-K for the year ended March
          31, 1991).

3.02 Bylaws - Amended as of January 22, 1992, (incorporated by reference to Exhibit 3.8 to Group 1's Quarterly
          Report on Form 10-Q for the quarter ended December 31,
          1991).

3.03      Bylaws - Amended as of January 22, 1993.

3.04      Amendments to Certificate of Incorporation filed
          January 22, 1993.
*3.05     Amendment to By-Laws.
4.01 Purchase Agreement between the Company and Medco Containment Services, Inc., dated as of January 28, 1992 (incorporated by reference to Exhibit 4.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.02 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.03 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Dr. Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 991).
4.04 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.05 Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.51 to Group 1's Quarterly Report on
          Form 10-Q for the quarter ended December 31, 1991).

4.06      Stock Option Agreement between the Company and James
          V. Manning, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.07 Stock Option Agreement between the Company and James Marden, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1991).
4.08      Stock Option Agreement between the Company and Robert
          S. Bowen, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.09      Stock Option Agreement between the Company and Ronald
          F. Friedman, dated as of August 16, 1991,
          (incorporated by reference to Exhibit 4.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.10      Stock Option Agreement between the Company and Charles
          A. Crew, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
          1991).
4.11      Stock Option Agreement between the Company and Charles
          J. Sindelar, dated as of August 16, 1991,
          (incorporated by reference to Exhibit 4.59 to the Company's Quarterly Report on From 10-Q for the quarter ended December 31, 1991).
4.12 Agreement among the Company and Robert S. Bowen, Milton Kaplan, Leonard J. Smith and John Spohler regarding certain registration rights, dated as of January 28, 1992, (incorporated by reference to
          Exhibit 4.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).
4.13 Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.
4.14 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan
4.15      1995 Non-Employee Directors' Stock Option Plan
10.01 Technology Purchase Agreement between COMNET Corporation and Andy Bellinghieri - 1985, as amended and restated in May, 1994, (incorporated by reference to Exhibit 10.52 to The Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.02 Revolving Line of Credit between The Company Software, Inc. as Borrowers, and Signet Bank/Maryland as Lender, dated November 9, 1989, (incorporated by reference to Exhibit 10.88 to The Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.03 Employment Agreement between Ronald F. Friedman and The Company Software, Inc. dated October 31, 1990, (incorporated by reference to Exhibit 10.94 to The Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.04     Management and Services Agreement between The Company
          Software, Inc. and COMNET Corporation dated April 1,
          1994.

10.05 Tax Sharing Agreement among The Company Software, Inc., COM-MED Systems, Inc., ADMS, Inc. and COMNET Corporation, dated April 1, 1991, (incorporated by reference to Exhibit 10.97 to The Company's Annual Report on Form 10-K for the year March 31, 1991).

10.06 First Amendment to Employment Agreement by and between The Company Software, Inc. and Ronald F. Friedman dated June 24, 1991, (incorporated by reference to Exhibit 10.96 to The Company's Quarterly Report on Form 10-Q for the quarter ended June 3, 1991).



10.07 Amendment to the Management Services Agreement as of August 1, 1991 by and between Computer Network Systems, Inc. and COMNET Corporation, (incorporated by reference to Exhibit 10.98 to The Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1991).

10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

10.13 Indemnification Agreement between The Company and Ronald F. Friedman , (incorporated by reference to
          Exhibit 10.108 to The Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

10.16 Stockholder Voting Agreement among Medco Containment Services, Inc. andRobert S. Bowen, Charles A. Crew, Ronald F. Friedman, Milton Kaplan,Perry E. Morrison, Leonard J. Smith and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.111 to The Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

10.23 Amended and Restated Employment Agreement between Robert S. Bowen and The Company Software, Inc., dated as of January 28, 1992, (incorporated by reference to Exhibit 10.119 to The Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

10.31     Fourth Amendment to Employment Agreement, dated as of
          March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.

10.32     Sublease, dated March 1, 1994, by and between COMNET
          Corporation and Group 1 Software, Inc.

10.33 Agreement to Extend Management and Services Agreement, dated April 1, 1994, by and between COMNET Corporation and Group 1 Software, Inc.

10.34     Sales agreement for COM-MED Systems, Inc.

10.35     Letter of Agreement between Group 1 and MEDCOM
          Acquisition Corporation, dated May 8, 1995.

10.36     Amended Letter of Agreement between Group 1 and MEDCOM
          Acquisition Corporation, dated June 9, 1995.

10.37     Bill of Sale between Group 1 and MEDCOM Acquisition
          Corporation, dated March 31, 1995, for the sale of substantially all of the assets of COM-MED Systems, Inc. and CMEDS, Inc.


10.38 Line of Credit between Group 1 and MEDCOM Acquisition Corporation, dated March 31, 1995.
10.39 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman
10.40     COMNET Corporation, Deferred Compensation Plan
10.41     COMNET Corporation, Deferred Compensation Plan
10.42 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995
10.43 Definitive Agreement for purchase of assets of Premier One Consultants, Inc., dated November 22, 1995
10.44     Agreement between Sidco, Inc., and CMEDS, Inc., dated
          November 14, 1995
*10.45 Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation

*10.46 First Amendment to Sublease, dated April 15, 1994, by and between COMNET Corporation and Group 1 Software,
          Inc.

*11.0     Computation of earnings per share.

16.1      Change in Registrant's Independent Accountant on Form
          8-K dated January 26, 1990, (incorporated by reference to Exhibit 16.1 of Group 1's Quarterly Report on From
          10-Q for the quarter ended June 30, 1991).

*22.0     Subsidiaries of COMNET Corporation.

*23.0     Consent of Independent Accountants.


_______________________________
     *  Filed herewith.

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE
                        _________________


To the Stockholders and
  Board of Directors
  COMNET Corporation

     Our report on the consolidated financial statements of COMNET Corporation and Subsidiaries is included elsewhere in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, as listed in the index to the financial statement schedule of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                         COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
June 26, 1996

                                                                        SCHEDULE II
                                             COMNET Corporation
                                     Valuation and Qualifying Accounts
                             For the Years Ended March 31, 1996, 1995, and 1994
Column A               Column B    Column C                 Column D      Column E
                                   Additions
                      Balance at Charged to   Charged to                  Balance
                      Beginning   Costs and     Other      Deductions      at end
Description            of Year   Expenses<F2>  Accounts        <F1>       of year
                                     <F3>                   Describe

Year ended March 31,
1996
  Allowance for
  doubtful accounts   $1,703,000 $1,617,637   $281,400    $(1,193,000)   $2,409,000
Year ended March 31,
1995
  Allowance for
  doubtful accounts   $2,634,000 $1,906,184   $  - - -    $(2,837,184)   $1,703,000
Year ended March 31,
1994
  Allowance for
  doubtful accounts   $2,245,400 $2,427,765   $  - - -    $(2,039,165)   $2,634,000

      <F1>  The decrease in allowance for doubtful accounts is the result of accounts receivable written-off during the year.
      <F2>  Fiscal year 1995 reflects receipt of payment for notes receivable for sale of business assets that were previously fully reserved.
      <F3>  Amounts charged to costs and expenses also includes
       amounts from COM-MED Systems which is included in discontinued operations in fiscal 1996, 1995 and 1994.

                                                       EXHIBIT 11

                       COMNET Corporation
                Computation of Earnings Per Share
        For the Years Ended March 31, 1996, 1995 and 1994
                                      1996        1995        1994
Net earnings                       $2,831,537  $2,657,707  $1,775,668
  Plus: Excess funding,
net                                   377,128     243,989       - - -
   of income taxes
  Less: Preferred stock
   dividend                          (177,000)   (177,000)   (177,683)
                                   ----------  ----------  ----------
Primary earnings from       (A)
 continuing operations             $3,031,665  $2,724,696  $1,597,985
                                   ==========  ==========  ==========
Preferred stock Dividend             (177,000)   (177,000)   (177,683)
                                   ----------  ----------  ----------
Fully diluted earnings
from continuing             (B)    $3,208,665  $2,901,696  $1,775,668
operations
                                   ==========  ==========  ==========
Primary loss on
discontinued                (C)
 operations                        $   - - -   $ (281,786) $(1,571,226)
                                   ==========  ==========  ==========
Fully diluted loss on
 discontinued operations    (D)    $   - - -   $ (281,786) $(1,571,226)
                                   ==========  ==========  ==========
Weighted average shares
 outstanding                        3,269,495   3,616,578   2,941,325
Weighted average shares
and
 common equivalent
shares                      (E)     3,716,794   3,616,578   2,941,325
 outstanding for primary
 earnings per share
Additional equivalent
 shares assuming full
 dilution                             147,500     147,500     147,500
                                   ----------  ----------  ----------
Weighted average shares
 and common equivalent
 shares outstanding for
 fully diluted earnings
 per share                  (F)     3,864,294   3,764,078   3,088,825
                                   ==========  ==========  ==========
Earnings per share
  Primary
    Continuing            (A)/(E)  $    0.82   $    0.76   $    0.54
operations
    Discountinued         (C)/(E)  $  - - -    $   (0.08)  $   (0.53)
operations
                                   ----------  ----------  ----------
Net earnings per common
 share                             $    0.82   $    0.68   $    0.01
                                   ==========  ==========  ==========
  Fully Diluted
    Continuing            (B)/(F)  $    0.83   $    0.76   $    0.57
operations
    Discountinued         (D)/(F)  $  - - -    $   (0.08)  $   (0.56)
operations
                                   ----------  ----------  ----------
Net earnings per common
 share                             $    0.83   $    0.68   $    0.01
                                   ==========  ==========  ==========

  <F1> Common stock equivalents are antidilutive in the period.

Exhibit 22.  Subsidiaries of COMNET Corporation

     Group 1 Software, Inc., a Delaware corporation

     Seanet, Inc., a Delaware corporation

     PROM-CO, Inc., a Delaware corporation

     ADMS, Inc., a Delaware Corporation

                CONSENT OF INDEPENDENT ACCOUNTANTS

                         _______________


     We consent to the incorporation by reference in the registration statement of COMNET Corporation on Form S-8 (File No. 2-62254) of our reports, dated June 26, 1996, on our audits of the consolidated financial statements and financial statement schedule of COMNET Corporation and Subsidiaries as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996, which reports are included in this Annual Report on Form 10-K.



                                         COOPERS & LYBRAND L.L.P.

Baltimore, Maryland
June 28, 1996

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        COMNET CORPORATION
                         (Registrant)

Date:  June 28, 1996               By: /s/ Robert S. Bowen
                                      _______________________________
                                      Robert S. Bowen
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                          Date

/s/ Robert S. Bowen      President, Chief Executive     June 28, 1996
                         Officer and Director
                         (Principal Executive Officer)

/s/ Charles A. Crew      Executive Vice President       June 28, 1996
                         Chief Financial Officer
                         Treasurer and Director

/s/ Ronald F. Friedman   President, Chief Operating     June 28, 1996
                         Officer Group 1 Software,
                         Inc., and Director

/s/ James V. Manning     Chairman of the Board          June 28, 1996

/s/ Charles J. Sindelar  Director                       June 28, 1996

/s/ James Marden         Director                       June 28, 1996

/s/ Charles A. Mele      Director

/s/ Richard H. Eisenberg Director                       June 28, 1996

Index of Exhibits

                                                             PAGE
                                                           NUMBER

*4.14  1995  Incentive  Stock  Option,  Non-Qualified
       Stock Option and Stock Appreciation Unit Plan

4.15   1995   Non-Employee  Directors'  Stock  Option
       Plan

10.45  Third  Amendment  to Lease,  dated  April  15,
       1996, by and between COMNET Corporation and Quadrangle Development Corporation

10.46  First  Amendment to Sublease, dated April  15,
       1996, by and between COMNET Corporation and Group 1 Software, Inc.

11.0   Computation of earnings per share.                      45

22.    Subsidiaries of COMNET Corporation.                     46

23.    Consent of Independent Accountants.                     47

                                                     EXHIBIT 4.14

                       COMNET CORPORATION
                     INCENTIVE STOCK OPTION,
                 NON-QUALIFIED STOCK OPTION AND
                  STOCK APPRECIATION UNIT PLAN


     COMNET CORPORATION, a Delaware corporation (hereinafter referred to as the "Company"), adopted and established a non-qualified stock option and stock appreciation incentive unit plan (the "Plan") for its officers and other key employees (whether full-time or otherwise) effective as of September 12, 1995, the date it was approved by the Company's shareholders at their annual meeting.

     The provisions of the Plan are set forth below:


                           SECTION ONE

               DESIGNATION AND PURPOSE OF THE PLAN


     A.  Designation.  This document is designated the "COMNET
CORPORATION INCENTIVE STOCK OPTION, NON-QUALIFIED STOCK OPTION
AND STOCK APPRECIATION UNIT PLAN" (hereinafter referred to as the
"Plan").

     B. Purpose. The purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to the officers and other employees (whether full-time or othvest in shares of the Company's Stock and/or to receive a cash or Stock distribution representing increases in the value of the Company's Stock. The acquisition of such Stock by such employees and/or the payment of cash distributions to such employees, who contribute to responsible for the Company's success, provides a continuing incentive for them to promote the best interests of the Company and induces them to continue their employment with the Company or a Subsidiary. Finally, the Plan will enable the Company or a Subsidiary to attract competent personnel to enter its employ.

                           SECTION TWO

                           DEFINITIONS

     The following definitions shall be applicable to the terms used in the Plan:

     A. "Code" means the Internal Revenue Code of 1986, as presently in effect or as hereafter amended.

     B. "Committee" means the Compensation Committee appointed to administer the Plan pursuant to Section Four.

     C. "Company" means COMNET Corporation, a Delaware corporation.

     D. "Eligible Individual" means any officer or other key employee (whether full-time or otherwise) of the Company or a Subsidiary. Options and Stock Units may be granted under the Plan only to such officers and other key employees (whether full-time or otherwise) of the Company or a Subsidiary.

     E. "Incentive Stock Option" shall mean an option granted under this Plan that meets the requirements of Code Section 422.

     F. "Incentive Stock Option Plan" shall mean that part of the Plan the provisions of which are specifically designated as relating solely to Incentive Stock Options as well as those provisions of the Plan which relate to Options generally or to both Options and Stock Units.


     G. "Non-Qualified Stock Option" means any options granted under the Plan that are not Incentive Stock Options.

     H. "Non-Qualified Stock Option Plan" shall mean that part of the Plan the provisions of which are specifically designated as relating solely to Non-Qualified Stock Options as well as those provisions of the Plan which relate to Options generally or to both Options and Stock Units.

     I.  "Option" shall mean an Incentive Stock Option and a Non-
Qualified Stock Option granted under this Plan to purchase authorized but unissued or treasury shares of the Company's
Stock.

     J. "Participant" means any Eligible Individual who is granted an Option or Stock Unit as provided in this Plan, and shall also mean the successor in interest, if any, of a deceased
Eligible Individual.

     K. "Plan" shall mean the COMNET Corporation Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan as set forth in this document, and as hereafter amended, the provisions of which, unless otherwise designated, form a part of each of the incentive Stock Options Plan, the Non-Qualified Stock Option Plan, and the Stock Appreciation Unit Plan.

     L. "Redemption Date" for a Stock Unit shall be the earlier of (i) the date so designated in the written instrument granting the Stock Unit, which shall in no event be earlier than the first anniversary of the date of grant of the Stock Unit (except as otherwise expressly provided herein) nor later than the tenth anniversary of the date of grant of the Stock Unit; (ii) the date of the death of the Participant to whom the Stock Unit was granted; or (iii) the date which is the first day of the sixth month following the termination of employment of the Participant to whom the Stock Unit was granted if such termination of employment is due to "total disability" of the Participant. If the termination of employment is due to any other cause which the Committee, in its sole discretion, determines should permit a redemption rather than a forfeiture of outstanding vested Stock Units, the redemption rules of Section Twelve A shall apply.

     M.  "Stock" means the Common Stock of the Company.

     N. "Stock Appreciation Unit Plan" shall mean that part of the Plan the provisions of which are specifically designated as relating solely to Stock Units as well as those provisions of the Plan which relate to both Stock Units and Options.

     O. "Stock Unit" means a stock appreciation incentive unit granted to a Participant by the Committee under this Plan.

     P. "Subsidiary" shall mean an affiliate controlled by the Company, directly or indirectly, through one or more intermediaries, subject to Section Twelve(A)(vi), below.

     Q. "Vesting Date" for a Stock Unit shall mean the date or dates upon which all or any portion of the Stock Units shall become nonforfeitable in the event of the subsequent total disability or death of the participant or in the event of the termination of employment of the Participant for other causes approved by the Committee.

     R. Wherever appropriate, words used in this Plan in the singular may mean the plural, the plural may mean the singular, and the masculine may mean the feminine or neuter.

                          SECTION THREE

         STOCK SUBJECT TO STOCK OPTIONS AND STOCK UNITS

     Subject to the adjustment provided in Section Ten, the total number of shares of Stock which may be delivered to all participants upon the exercise of all Options granted under this Plan, shall not exceed 600,000 and the total number of shares of Stock which may be so issued may be increased only by a resolution adopted by the Board of Directors of the Company and approved by the stockholders of the Company. Shares delivered under this Plan upon the exercise of an Option shall be fully paid and non-assessable. Subject to the adjustment provided in Section Ten, the total number of Stock Units which may be issued by the Committee to all Participants under this Plan shall not exceed 100,000 and the total of such Stock Units may be increased only by a resolution adopted by the Board of Directors of the Company and approved by the stockholders of the Company. Such Stock may either be authorized and unissued or treasury stock. Subject to the adjustment provided in Section Ten, the total number of Shares of Stock which may be issued by the Committee in redemption of Stock Units to all Participants under the Plan shall not exceed 75,000 shares and the total number of shares of Stock which may be so issued may be increased only by a resolution adopted by the Board of Directors of the Company and approved by the stockholders of the Company.


                          SECTION FOUR

                   ADMINISTRATION OF THE PLAN

     A. Appointment of Committee. The Board of Directors shall appoint a Compensation Committee (the "Committee") which shall consist of not less than three (3) members of such Board of Directors, none of whom is, or has been during the one (1) year period prior to his appointment, an Eligible Individual, who shall not be eligible during the period of service on the Committee. In addition, the Board of Directors may designate a member of the Committee to act as Chairman of the Committee. The Board of Directors, in its sole discretion, may at any time, remove any member of the Committee and appoint a director to fill any vacancy on the Committee. No individual may participate as a member of the Committee in the administration of this Plan if he shall have been eligible to receive a grant of an award of any options or stock appreciation rights of the Company or any of its affiliates (as that term is used in SEC Rule 16b-3) under this Plan or any other discre- tionary plan of the Company or its affiliates (as that term is used in SEC Rule 16b-3) at any time within one year prior to serving on the Committee.

     B. Committee Meetings. The Committee shall hold its meetings at such times and places as are specified by the Committee. A majority of the Committee shall constitute a quorum. All actions of the Committee shall be taken by a majority of a quorum present at the meeting duly called by any member of the Committee; provided, however, that any action taken by a written document signed by a majority of the Committee members shall be as effective as actions taken by the Committee at a meeting duly called and held.

     C. Committee Powers. Subject to the terms and provisions of this Plan, the Committee shall have full power and authority to (i) designate the Eligible Individuals to whom Options or Stock Units shall be granted, (ii) determine the number of Options and/or Stock Units to be granted to each Participant,
(iii) determine the Redemption Date of any Stock Units and the Vesting Date for any Stock Units, (iv) determine whether a vested Stock Unit shall be redeemed for cash or for Stock or for a combination of cash and Stock, (v) determine the purchase price to be paid for each share of Stock deliverable upon the exercise of any Options, which shall be at least equal to the fair market value of a share of Stock at the time the Option is granted, (vi) determine the period during which an Option may be exercised, which period may not (except as otherwise expressly provided herein commence prior to the first anniversary of the date of grant of the Options nor extend beyond the tenth anniversary of the date of grant of the Options, (vii) establish the provisions of Non-Qualified Options to avoid such Options being deemed to constitute incentive stock options under Section 422 of the Code and regulations thereunder, including but not limited to extending the terms of Non-Qualified Options to a term not to exceed ten years and seven days and (viii) determine any other conditions to which the exercise of an Option shall be subject, including, subject to the provisions of Section Twelve, the effect upon an Option of the termination of employment or death of a Participant. The Committee shall have all rights, powers and authority necessary or appropriate to administer this Plan in accordance with its terms, including, without limitation, the power to make binding interpretations of this Plan and to resolve all questions (whether express or implied) arising thereunder.
The Committee may prescribe such rules and regulations for administering this Plan as the Access EDGAR E-Mail and Bulletin Board neccessary or appropriate.



                          SECTION FIVE

                    SELECTION OF PARTICIPANTS

     In determining which Eligible Individuals shall be granted Options and/or Stock Units, the Committee shall evaluate, inter alia, (i) the duties and responsibilities of the Eligible Individuals, (ii) their past and prospective contributions to the success of the Company, (iii) the extent to which they are performing and will continue to perform valuable services for the benefit of the Company, and (iv) such other factors as the Committee deems relevant.

                           SECTION SIX
               ISSUANCE OF OPTIONS AND STOCK UNITS

     A. Form of Options and Stock Units. Subject to the provisions of this Plan, each group of Options and/or Stock Units granted to a Participant shall be set forth in a written instrument upon such terms and conditions as the Committee determines. The Redemption Date of any Stock Unit and the Vesting Date of any Stock Unit shall be set forth in such written instrument. Each such instrument shall incorporate the provisions of this Plan by reference.

     B. Date of Grant of Stock Units and Options. The date of grant for a Stock Unit shall be the date on which the Stock Unit instrument was issued to the Participant and for an Option shall be the date such options were granted by the Committee.

     C. Delivery of Shares on Exercise of Option. Except as otherwise expressly provided herein, no Option may be exercised prior to the first anniversary of the date of grant of the Option. Upon exercise of any Option, or any portion thereof, the Committee shall deliver to the Participant such number of shares of Stock as the Participant elects to purchase, as soon as practicable after the Committee receives (i) written notice of such exercise under and pursuant to the terms and conditions of the applicable Option document and (ii) the full purchase price for such shares which shall be paid in cash or shares of stock, or a combination thereof. The Participant shall be entitled to pyramid the shares received upon exercise of Options by simultaneously delivering such shares of stock in payment of the purchase price of shares subject to additional Options; any share delivered in payment of the exercise price must have been held of record by the Optionee for a least six months or such other period as may be required to avoid any adverse effect on the financial position of the Company or a Subsidiary as a result of incurring compensation expense or otherwise. Such shares, which shall be fully paid and non-assessable upon the issuance thereof, shall be represented by a certificate or certificates registered in the name of the Participant and stamped with any appropriate legend.

                          SECTION SEVEN

              VESTING AND REDEMPTION OF STOCK UNITS

     A. Vesting. The amount to be paid in redemption of any Stock Unit as of the Redemption Date of such Stock Unit shall be equal to the percentage of the "Stock Unit Value" of the Stock Unit in which the Participant has a vested interest as of the Redemption Date. The Committee may, in its discretion, issue Stock Units to a participant in which the Participant has an immediate fully vested interest or may impose such vesting requirements, expressed in terms of years of continuous employment with the Company and/or a Subsidiary, as the Committee, in its sole discretion, may determine is appropriate in any given situation.

     B. Stock Unit Value. The "Stock Unit Value" of a Stock Unit shall be determined as of the Redemption Date of the Stock Unit and shall consist of the appreciation, if any, in the value of one share of Stock of the Company, between (i) the value of one share of the Company's Stock as of the date of grant of the Stock Unit, and (ii) the value of one share of Stock of the Company as of the Redemption Date of such Stock Unit.

     C. Payment of Stock Unit Value. Each Stock Unit granted to a Participant which has become vested shall be redeemed by the Committee on the Redemption Date of such Stock Unit. The "Stock Unit Value" of the Stock Unit shall be paid to the Participant in cash, in Stock or in a combination of cash and Stock as soon as is practicable after the Redemption Date, at the discretion of the Committee. To the extent that payment of the Stock Unit Value is made in shares of Stock, the value of the Company's Stock as of the Redemption Date shall be used in determining the number of shares of Stock to be received by the Participant. Any shares of stock received by a Participant upon exercise of a Stock Unit shall be non-transferable until a period of at least six months has elapsed since the date of the grant of such Stock Unit.

                          SECTION EIGHT

         NON-TRANSFERABILITY OF OPTIONS AND STOCK UNITS

     Any Option or Stock Unit granted to an Eligible Individual may not be sold, exchanged, assigned, pledged, discounted, hypothecated or otherwise transferred except by will or by the laws of descent and distribution. During the lifetime of the Eligible Individual to whom an Option or Stock Unit is issued, such Option or Stock Unit may be exercised only by the Eligible Individual to whom it was issued or his representative. Upon any attempt to so sell, transfer, assign, pledge, discount, hypothecate or otherwise transfer any Option or Stock Unit, or any right thereunder, contrary to the provisions hereof, such Option of Stock Unit and all rights thereunder shall immediately become null and void.

                          SECTION NINE

                 COMPLIANCE WITH SECURITIES LAWS

     Unless a registration statement under the Securities Act of 1933 is then in effect with respect to the Stock a Participant receives upon the exercise of an Option or the redemption of a Stock Unit the Committee, in its discretion, may require, at the time that a Participant so receives such Stock, that the Participant agrees in writing to acquire any such Stock he may so receive for investment and not for distribution, or to consent to such other agreement as the Committee, in its discretion, may deem to be necessary to comply with the requirements of the Securities Act of 1933 or any applicable state securities laws.
A reference to any such agreement shall be inscribed on the Stock certificate(s). Each Option shall be subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of the shares of Stock subject to the Option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance or purchase of shares thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained and the same shall have been free of any conditions not acceptable to the Committee.

                           SECTION TEN

             CHANGES IN CAPITAL STRUCTURE OF COMPANY

     In the event of the splitting or consolidation of shares of Stock of the Company, the payment of a stock dividend by the Company or a similar transaction, the number of shares of Stock specified in Section Three of this Plan, the number each outstanding Stock Unit shall be based and the value per share and the number and price per share of shares subject to then outstanding Options shall be proportionately adjusted.

                         SECTION ELEVEN

            REORGANIZATION, DISSOLUTION, LIQUIDATION
               CHANGE OF CONTROL OR SIMILAR EVENT

     A. Treatment of Options. In the event of an occurrence of any of the following events and upon approval of the Committee:

          (i) the commencement of a bona fide "tender offer" acceptable to the Company's Board for the shares of the Company as provided under Rule 14d-2 promulgated under the Federal Securities Exchange Act of 1934, as amended, or any subsequent comparable Federal rule or regulation governing tender offers;

          (ii) a successful tender offer not previously approved by the Company's Board of Directors resulting in a change of control of the Board;

          (iii)  the Company's execution of an agreement
concerning the sale of substantially all of its assets (other than to a subsidiary in a mere corporate restructuring);

          (iv) the Company's adoption of a plan of dissolution or liquidation; or

          (v) the Company's execution of an agreement concerning a merger or consolidation involving the Company in which the Company is not the surviving corporation or if, immediately following such merger or consolidation, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who were shareholders of the Company immediately prior to such merger or consolidation; each Participant shall have the right, immediately following such occurrence, to exercise his or her Option in full to the extent not theretofore exercised regardless of any provision herein or any provision in the Option contract providing for the deferment of the vesting or exercise thereof.

The Participant shall be entitled to exercise the options regardless of whether the tender offer (described in subsection A(i), directly above), is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which options are granted to the Participant. In the event the agreement concerning the sale of substantially all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the Options not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the exercise restrictions set forth in the Option agreement. In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, all outstanding Options shall pertain to the securities or other property to which a holder of the number of shares of Stock covered by the Option would have been entitled to receive in connection with such event, and in the case of any other event specified herein, each outstanding Option shall remain outstanding and exercisable in accordance with its terms.

     B. Treatment of Stock Units. In the event of an occurrence of any of the following events and upon approval of the
Committee:

          (i) the commencement of a bona fide "tender offer" acceptable to the Company's Board for the shares of the Company as provided under Rule 14d-2 promulgated under the Federal Securities Exchange Act of 1934, as amended, or any subsequent comparable Federal rule or regulation governing tender offers;

          (ii) a successful tender offer not previously approved by the Company's Board of Directors resulting in a change of control of the Board;

          (iii)  the Company's execution of an agreement
concerning the sale of substantially all of its assets (other than to a subsidiary in a mere corporate restructuring);

          (iv) the Company's adoption of a plan of dissolution or liquidation; or

          (v) the Company's execution of an agreement concerning a merger or consolidation involving the Company in which the Company is not the surviving corporation or if, immediately following such merger or consolidation, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who were shareholders of the Company immediately prior to such merger or consolidation; the Redemption Date with respect to all Stock Units theretofore granted hereunder and outstanding at that time shall be the date of such event, regardless of any provision herein or any provision in the Stock Unit contract providing for the deferment of the vesting or redemption of any provision herein or any provision in the Stock Unit contract providing for the deferment of the vesting or redemption thereof.

The Participant shall be entitled to require redemption (the "Redemption Date") of the Stock Units regardless of whether the tender offer is successful, regardless of whether the dissolution or liquidation is consummated, and regardless of whether the other corporation which is the surviving corporation in a merger or consolidation shall adopt and maintain any plan under which Stock Units are granted to the Participant. In the event the agreement concerning the sale of substantially all of its assets or the agreement concerning a merger or consolidation is not consummated by the parties, then the Stock Units not exercised prior to the formal determination by the Board that the contemplated transaction will not be consummated shall on and after the date of such determination again be subject to the vesting restrictions set forth in the Option agreement.

     In the case of a merger, consolidation, reorganization, reclassification, sale of assets or similar event, the Stock Unit Value of any Stock Unit upon the redemption of such Stock Unit shall be determined on the basis of the difference, if any, between (i) the value of a single share of the Company's Stock as of the date of grant of such Stock Unit, and (ii) the current value, as of the Redemption Date of such Stock Unit, of the shares of stock or other securities into which a single share of the Company's Stock would have been converted on the date of such reclassification, consolidation, merger, reorganization, sale of assets or other similar event.

                         SECTION TWELVE

                    TERMINATION OF EMPLOYMENT

     A.  Severance.

          (i) Stock Units - Termination of Employment. In the event that a Participant's employment with the Company or a Subsidiary terminates for any reason, other than due to his death or "total disability," any Stock Unit granted to him will be forfeited, whether or not such Stock Unit had been vested, unless the Committee, in its sole discretion, decides to authorize the redemption of the Stock Unit, to the extent then vested. If the Committee so decides to redeem the Stock Unit, it shall be redeemed as of the third business day following the next date on which quarterly and/or annual summary statements of sales and sales earnings of the Company are released for publication on a wire service, in a financial news service, in a newspaper of general publication or are otherwise made publicly available.

          (ii) Stock Units - Total Disability. In the event that a Participant's employment with the Company or a Subsidiary is terminated due to his incurring a "total disability", any Stock Units granted to him will be redeemed, to the extent then vested, upon the expiration of six months following the date of tll be permitted to retireability".

          (iii) Options - Termination of Employment. In the event that a Participant's employment with the Company or a Subsidiary terminates for any reason, other than due to his death or "total disability", any Option granted to such Participant will expire in accordance with the provisions of the Options document dealing with the effect of a termination of employment. Such provisions must provide for an expiration of the Option not later than six months after the date of such termination. Notwithstanding the foregoing, in the event that the Participant's employment is terminated for cause any Option granted to him shall be revoked as of the date his employment terminates. Notwithstanding any other provisions of this Plan, no payment under any Stock Unit or issuance of any Stock pursuant to any Option or Stock Unit shall be made and all rights of the Participant who received such Option or Stock Unit (or his designated beneficiary or legal representatives) under this Plan shall be forfeited if, prior to the time of such payment or issuance, the Participant (1) shall be employed without the Company's or affiliate's consent by a competitor of, or shall be engaged in any activity in competition with, the Company or an affiliate; (2) divulges without the consent of the Company any secret or confidential information belonging to the Company or an affiliate; (3) has been dishonest or fraudulent in any matter affecting the Company or (4) has committed any act which, in the sole judgment of the Committee, has been substantially detrimental to the interests of the Company. The Company shall give a Participant written notice of the occurrence of any such event (described in the foregoing clauses (1) - (4)) prior to making any such forfeiture. The determination of the Committee as to the occurrence of any of the events specified in the foregoing clauses (1)-(4) of this Section 11 shall be conclusive and binding upon all persons for all purposes. Any Award shall be subject to forfeiture for the reasons provided in this Section in such manner as shall be provided by the Committee.

          (iv) Options - Total Disability. In the event that a Participant's employment with the Company or a Subsidiary is terminated due to his incurring a "total disability," any Option granted to such Participant will expire twelve months after the date of such termination.

          (v) Definition of "Total Disability". For purposes of this Section Twelve, a Participant is totally disabled if he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

          (vi) Definition of "Subsidiary". For purposes of this Section Twelve, a Participant's employer shall continue to be deemed a Subsidiary notwithstanding that such entity is no longer directly or indirectly controlled by the Company and therefore no longer a Subsidiary, provided that the Participant's employer was a Subsidiary at the time the Options or Stock Units were granted to such Participant.

     B. Death. If a Participant dies while in the employ of the Company or a Subsidiary, his vested Stock Units will be redeemed as soon as is practicable after his death and the proceeds of such redemption shall be paid over to the executor or administrator of the estate of the Participant or to the person to whom the Stock Units shall pass by will or by the laws of descent and distribution. If a Participant dies while in the employ of the Company or a Subsidiary, any Option may provide that it can be exercisable not later than six months after his death by the executor or administrator of the estate of the Participant or by the person to whom the Option shall pass by will or by the laws of descent and distribution, but only to the extent the Participant was entitled to exercise the Options as of the date of his death.

                        SECTION THIRTEEN

           PARTICIPANT'S RIGHTS AS A HOLDER OF SHARES

     A Participant has no rights as a stockholder with respect to any shares of Stock paid in redemption of any Stock Units or acquired pursuant to the exercise of an Option until the date a certificate is issued to him for such shares. Except as otherwise provided in Section Ten of this Plan, no adjustment shall be made for dividends or other rights for which the record date occurs prior to the date such stock certificate is issued.

                        SECTION FOURTEEN

                     AMENDMENTS TO THE PLAN

     The Board of Directors of the Company may amend or terminate this Plan at any time; provided, however, that (i) any such amendment or termination shall not adversely affect the rights of Participants under Options or Stock Units granted prior thereto; and (ii) any amendment which increases the total number of Options, Stock Units or shares of Stock covered by this Plan, changes the definition of Eligible Individual, changes the criteria for becoming a member of the Compensation Committee or any other material change to this Plan shall be subject to obtaining the approval thereof by the Company's stockholders. Notwithstanding the foregoing, this Plan shall not be amended more than once every six months, other than to comport with changes in the, the Code, the Employee Retirement Income Security Act of 1974, as amended or the rules thereunder.



                         SECTION FIFTEEN

           EFFECTIVE AND EXPIRATION DATES OF THE PLAN

     This Plan shall be effective on September 12, 1995, after approval of it by the Company's shareholders. No Option shall be granted after September 10, 2005.


                         SECTION SIXTEEN

               INCENTIVE STOCK OPTIONS PROVISIONS

     The provisions of this Section Sixteen shall apply only to Incentive Stock Options.

     A. Over Ten-Percent Shareholders. Incentive Stock Options shall not be issued to individuals then owning more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company.

     B. Limit. Incentive Stock Options shall not be granted which will cause the aggregate fair market value (determined at the time each Option is granted) of the Stock for which options are granted to any Eligible Individual under all incentive stock option plans of the Company during the calendar year to exceed $100,000 plus the "unused limit carry-over" referred to in Section 422 (b) (8) of the Internal Revenue Code of 1954.

                                                       EXIBIT B
                        COMNET CORPORATION
            1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

1.  Definitions.  The terms below shall be defined as indicated.

 1.1 Administrator means the Board or any executive officer or officers of the Company designated by the Board.

 1.2 Board means the Board of Directors of the Company, including any directors who may be Optionees.

 1.3 Change in Control means the occurrence of and of the following:
 (i)  Any "person," as defined in Section 3(a)(9) of the Exchange
   Act and as used in Sections 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d) of the Exchange Act (but excluding the Company and any successor to the Company which became a successor of the Company Change in Connected. Change in Control, any Subsidiary and any employee benefit plan sponsored or maintained by the Company or any Subsidiary and any employee benefit plan sponsored or maintained by the Company or any Subsidiary, including any trustee of any such plan acting as trustee), becomes directly or indirectly the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of, or makes an offer to purchase, securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities with respect to election of directors.

 (ii) During any period of 12 consecutive months during the existence of the Plan, the individuals who, at the beginning of such period, constitute the Board ( the "Incumbent Directors") cease for any reason other than death to constitute at least a majority thereof; provided, however, that a director who was not a director at the beginning of such 12-month period shall be deemed to have satisfied such requirement and be an Incumbent Director if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors of the Company who then qualified as Incumbent Directors either because they were directors at the beginnning of such 12-month period or by operation of this clause. (ii).

	(iii) The stockholders of the Company approve a merger or consolidation of the Company or a reclassification of its voting stock without the consent or approval of a majority of the Incumbent Directors.

	(iv) The stockholders of the Company approve a sale or other disposition of all or substantially all of the Company's assets.

	(v) The stockholders of the Company approve or adopt a plan of liquidation, dissolution or winding up.

	1.4 Code means the Internal Revenue Code of 1986, as amended from time to time, or any successor statute thereof.

	1.5 Common Stock means the Company's common stock, par value $.50, subject to the provisions of Section 9.

 1.6 Company means COMNET Corporation, a Delaware corporation, and any successor corporation which adopts the Plan.

 1.7 Exchange Act means the Securities Exchange Act of 1934, as amended from time to time, or any successor statute thereof.

 1.8 Fair Market Value means, on a specified date, the last sales price of a Share traded on the over-the counter market, as reported on the NASDAQ National Market System, or the last closing price for a Share on the stock exchange, if any, on which Shares are primarily traded (or if no Shares were traded on such date, then on the last previous date on which any Shares were so traded), or if none of the above is applicable, the value of a Share for such date as established by a nationally recongnized appraisal firm or investment bank, using any reasonable method of valuation.

 1.9 Non-Employee Director means a director of the Company who is not an officer or employee of the Company or any subsidiary.

 1.10 Option means an option to purchase Shares granted by the Company pursuant to the Plan.

 1.11  Option Agreement means a written agreement as described in
   Section 7 between the Company and the Optionee evidencing an option.

 1.12 Option Period means the period from the date of the granting of an Option to the date on which that Option terminates pursuant to Section 5.2 hereof.

 1.13 Option Price means the price to be paid for the Shares purchased pursuant to an Option.

	1.14 Optionee means any person who is granted an Option under the Plan.

	1.15 Plan means the Company's 1995 Non-Employee Directors' Stock Option Plan, as adopted by the Board in substantially the form set forth herein and as the same may be amended or otherwise modified from time to time.

 1.16 Shares means shares of Common Stock.

	1.17 Subsidiary means a subsidiary of the Company as defined under section 424 of the Code.

2.  Purpose; Construction.

	2.1 The Plan is intended to encourage ownership of Common Stock by directors of the Company, upon whose judgment and interest the Company is dependent for its successful operation and growth, in order to increase their proprietary interest in the Company's success and to encourage them to serve as directors of the Company.

	2.2 The Plan is intended to comply with the terms and provisions of Rule 16b-3 promulgated under the Exchange Act. Any provision of the Plan or any option Agreement inconsistent with the terms of such Rule in effect on such date shall be inoperative and shall not affect the validity of the Plan, such Option Agreement or any other provision thereof.

3. Administration and Interpretation. The terms and conditions under which options shall be granted under the Plan are set forth in Section 5. Subject to the provisions of Section 12, the Administrator shall have authority to interpret the provisions of the Plan, to establish such rules and procedures as may be necessary or advisable to administer the Plan and to make all determinations necessary or advisable for the administration of the Plan; provided, however, that no such interpretation or determination shall change or affect the selection of participants eligible to receive grants under the Plan, the number of shares covered by or the timing of any grant of Options under the Plan or the terms and conditions thereof. The interpretation and construction by the Administrator of any provision of the Plan or of any Option Agreement shall be final and conclusive.

4. Eligible Persons. Options shall be granted pursuant to the provisions hereof to persons who are Non-Employee Directors at the time of grant.

5.  Grant of Options.

 5.1 Procedure. Subject to the provisions of Section 8.1 limiting the maximum number of Shares subject to purchase under Options,
   (a) each Non-Employee Director whose initial term commences after the date of adoption of the Plan by the Board shall be granted an option as of the date such director is first elected to the Board of Directors to purchase 5,000 Shares, and (b) on the first day of each fiscal year of the Company, each Non-Employee Director (including Non-Employee Directors whose initial terms co 5,000 Shares. Each such Option shall become exercisable as to 20% of the Shares covered thereby on each of the first five successive anniversaries of the date of grant; provided, however, that upon the occurrence of a Change in Control any portion of each such Option not then exercisable shall immediately and automatically (without notice) become fully exercisable. The Option Price for each option shall be the Fair Market Value of a Share on the date of grant. No Option shall be granteed unthing to the contrary contained herein, in no event shall any option be exercisable following the fifteenth anniversary of the date of grant.

	5.3 Additional Grants. Nothing contained in the Plan shall be construed to preclude the granting of an Option or Options pursuant to Section 5.1 to an Optionee in addition to an Option or options for the purchase of Shares already held by that Optionee or the granting of more than one option pursuant to
   Section 5.1 to an Optionee at the same time.

	5.4 Subject to Exchange Rules. Any and all grants of Options shall be subject to all applicable rules and regulations of any exchange on which the Company's Common Stock may then be listed.

6. Effective and Expiration Dates of Plan. The Plan shall be effective on September 12, 1995, after approval by the Company's stockholders at the 1995 annual meeting of stockholders. No Option shall be granted after September 10, 2005.


7. Option Agreements. Option Agreements shall be in such form as the Administrator shall approve or determine; provided, however, that all Option Agreements shall comply with and be subject to the following terms and conditions.

 7.1 Manner, Time, and Medium and Payment. An Option shall be execised in the manner set forth in the Option Agreement relating thereto and payment in full of the Option Price for all Shares shall be made at the time of exercise. Payment shall be in United States dollars in the form of cash, certified check or bank draft, or by delivery of fully paid Shares valued at their Fair Market Value on the date of exercise, or, if the Option
   Agreement so provides (subject to compliance with any applicable rules promulgated under Section 16 of the Exchange Act requiring elections to be made six months in advance or during a window period or as may otherwise hereafter be required), by withholding Shares with respect to which the Optionee has exercised such Option having a Fair Market Value on the date of exercise equal to the sum of the Option Price for the withheld Shares and the remaining shares with respect to which the Optionee has exercised such option, or any combination of such methods of payment.

 7.2 Number of Shares.   Subject to Section 9, the Option Agreement
   shall state the number of Shares to which it pertains.

	7.3 Date of Exercise. An Option may be exercised, to the extent vested, in whole or in part from time to time during the Option Period. Notwithstanding anything in this Plan or any Option
   Agreement to the contrary, no Option shall be exercisable prior to the approval of this Plan by the stockholders of the Company.

	7.4 Reorganization. In case the Company is merged or consolidated with another corporation, or in case of a reorganization, separation or liquidation of the Company, the Board or the board of directors of any corporation assuming the obligations of the Company hereunder shall either (i) make appropriate provisions for the protection of any outstanding options by the substitution on an equitable basis of appropriate securities of the Company, or appropriate shares or other securities of the merged, consolrganized corporation, or the appropriate adjustment in the Option Price, or both, or (ii) give written notice to Optionees that their Options must be exercised, to the extent then exercisable after giving due effect to Section 7.3, within 60 days of the date of such notice or they will terminate, and to the extent that such Options are not exercised within such 60-day period they shall terminate and be of no further effect.

	7.5 Assignability. No option shall be assignable or transferable except by will, by the laws of descent and distribution or pursuant to a qualified domestic relations order (as defined in the Code), and no option may be exercised other than by an Optionee or, after the death of an Optionee, by that Optionee's personal representatives, heirs, or legatees.

	7.6 No Right to Continue as Director. Nothing in the Plan nor in any option granted under the Plan shall confer (or be deemed to confer) any right on any Optionee to continue as a director of the Company or any Subsidiary or shall interfere in any way with the right of the Board or the stockholders of the Company, or the board of directors or stockholders (including the Company) of any subsidiary, to terminate such status at any time, with or without cause and with or without notice except as otherwise as otherwise provided by the certificate of incorporation or by laws of the Company or such Subsidiary or applicable law.

	7.7 Rights as a Stockholder. An Optionee shall have no rights as a stockholder with respect to Shares covered by any Option until the date the Company has issued or delivered such Shares to the Optionee, and then only as to such Shares as are actually issued and delivered to the Optionee.

	7.8 Other Provisions. Option Agreements shall contain such other terms and conditions not inconsistent with the Plan as the Administrator shall deem advisable.

	7.9 Compliance with Law. Notwithstanding any provision of the Plan or any Option Agreement to the contrary, no option may be granted or exercised at any time when such Option or the granting or exercise thereof or payment therefor may result in the violation of any law or governmental order or regulation.

	7.10 Securities Laws. The Company intends to register the Shares issuable pursuant to exercise of Options under the Securities Act of 1933, as amended, and to effect similar compliance under applicable state laws, but shall be under no obligation to do so. The Administrator may require, as a condition of the issuance and delivery of certificates evidencing Shares issuable pursuant to exercise of Options, that the Optionee make such covenants, agreements and representations, including, without limitation, as to compliance with applicable securities laws, and that such certificates bear such legends, as the Administrator in its sole discretion deems necessary or desirable.

8.  Shares Available for Option.

	8.1 Maximum. Subject to Sections 7.4 and 9, no more than 150,000 Shares shall be subject to purchase pursuant to options granted under the Plan, which Shares may be either Shares held in treasury or authorized but unissued Shares. At all times during the term of the Plan, the Company shall have reserved that number of Shares less an amount equal to the number of Shares held in treasury and the number of Shares which have been issued pursuant to the exercise of Options. At all times after termination of the Plan the Company shall have reserved for issuance a number of Share; equal to the aggregate number of Shares subject to outstanding options less the number of Shares held in treasury.

8.2 Expiration or Termination. If any outstanding option under the Plan expires for any reason or is terminated prior to the expiration date of the Plan as set forth in Section 6, the Shares allocable to any unexercised portion of such Option may again be subject to an option.

9. Recapitalization or Change in Par Value of Common Stock. The aggregate number of Shares purchasable under options granted and which may be granted pursuant to the Plan and the option Price for Shares covered by each outstanding option shall all be proportionately adjusted, as deemed appropriate by the Administrator, if the Shares are split up, converted, exchanged, reclassified or in any way substituted for. The Administrator shall provide for appropriate adjustments of the numbers of shares purchasable under the Plan and of outstanding options in the event of stock dividends or distributions of assets or securities of other companies owned by the Company to stockholders to Common Stock for which the record date is prior to the date the Shares purchased by exercise of an Option are isssued or transferred, except that no such adjustment shall be made for cumulative stock dividends of 10% or less (in the aggregate) or cash dividends. Any such adjustment may include an adjustment of the Option Price or the number of Shares for which an Option may be exercised, or may provide for an escrow of assets or securities so distributed to be available upon future exercise. In the event of a change in the Company's presently authorized Common stock which is limited to a change of the then authorized Shares of Common Stock with par value into the same number of shares of Common Stock with a different par value, the shares resulting from any such change shall be deemed to be Shares as defined in Section 1, and no change in the number of Shares covered by each option or in the Option Price shall take place.

10.  Indemnification; Reliance; Exculpation.

	10.1 Indemnification. Each person who is or shall have been a member of the Board of the Company shall be indemnified and held harmless by the Company against and from any and all loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit, or proceeding to which such person may be a party or in which such person may be involved by reason of any action taken or failure to act under the Plan and against and frn writing give the Company an opportunity to intervene at the Company's expense on his or her behalf. The foregoing right of indemnification shall not be exclusive of any other right to which such person may be entitled as a matter of law or otherwise, or any power that the Company may have to indemnify such person or hold his or her harmless.

	10.2 Reliance. Each member of the Board and each officer and employee of the Company in performing duties under the Plan shall be entitled to rely upon information and reports furnished in connection with the administration of this Plan by any duly authorized officer or agent of the Company.

	10.3 Exculpation. No a member of the Board and no officer or employee of the Company shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under the Plan.

11.  Income Tax Withholding.  Any Option Agreement may include provisions that if the Company or a Subsidiary shall be required to withhold any amounts by reason of any federal, state or local tax rules or regulations in respect of the issuance of Shares pursuant to the exercise of an Option, the Company or the Subsidiary shall be entitled to deduct and to withhold such amount from any cash payments to be made to the Optionee. The Administrator may establish such rules and procedures, including, without limitation, any rules or procedures necessary to comply with Rule 16b-3, as it may deem
     neccessary or advisabl     relating to the exercise of any option.

12. Amendment or Termination of Plan. The Plan may be terminated and may be modified or amended by the Board at any time and from time to time; provided, however, that (i) no modification or amendment increasing the aggregate number of Shares which may be issued under Options, materially increasing benefits accruing to Optionees, or materially modifying the requirements as to eligibility to receive options hereunder shall be effective without stockholder approval, (ii) no such termination, modification, he Option Price for such Options shall not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

13. Set-Off. If at any time an Optionee is indebted to or otherwise obligated to make any payment to the Company or any Subsidiary, the Company may (a) withhold from the Optionee (i) following the exercise by the Optionee of an Option, Shares issuable to the Optionee having a Fair Market Value on the date of exercise up to the amount of indebtedness to the Company or (ii) following the sale by an Optionee of Shares received pursuant to the exercise of an Option amounts due to an Optionee in connection with the sale of such Shares up to the amount of the indebtedness to the Company, or (b) take any substantially similar action. The Company may establish such rules and procedures as it may deem neccessary or advisable in connection with the taking of any action contemplated by this Section 13.

14. Headings. The section headings contained herein have no substantive meaning or content and are not part of this Plan.

                                                EXHIBIT 10.46

                    THIRD AMENDMENT TO LEASE

    THIS THIRD AMENDMENT TO LEASE (this "Amendment") is made as of the 13th day of February, 1996, by and between ROUTE 50
LIMITED PARTNERSHIP ("Landlord"), and COMNET CORPORATION, a
Delaware corporation (" Tenant").

                      W I T N E S S E T H:

     WHEREAS, pursuant to that certain Office Lease dated September 25, 1992, as amended by that certain First Amendment to Lease dated February 26, 1993, and that certain Second Amendment to Lease dated April 28, 1993, by and between Landlord and Tenant (collectively, the "Lease"), Tenant has leased from Landlord approximately thirty-eight thousand two hundred eight (38,208) square feet of Gross Rentable Area of office space (the "Demised Premises'') in the building located at 4200 Parliament Place, Lanham, Maryland, as more particularly set forth in the Lease; and

     WHEREAS,  Landlord and Tenant desire to expand  the  Demised
Premises to include the Enlargement Space (as hereafter defined) on the terms and conditions hereinafter set forth.

     NOW THEREFORE, in consideration of the foregoing premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant, intending to be legally bound, hereby agree as follows:

     1. Incorporation of Recitals. The foregoing recitals are hereby incorporated in this Amendment and made a part hereof by this reference.

     2. Definitions. All capitalized terms used herein shall have the meanings ascribed to them in the Lease, unless otherwise defined herein.

3. Expansion. From and after the Enlargement Commencement Date (as hereinafter defined), the Demised Premises shall hereby be expanded to include, in addition to such space heretofore comprising the Demised Premises, that additional space consisting of approximately thirteen thousand seven hundred seventeen (13,717) square feet of Gross Rentable Area of office space located on the fourth (4th) floor of the Building, as more particularly set forth on Exhibit A attached hereto and incorporated herein (the "Enlargement Space"); and, accordingly, the entire Demised Premises shall, as of such date, consist of approximately fifty-one thousand nine hundred twenty-five (51,925) square feet of Gross Rentable Area. Landlord shall construct the Tenant Work (as defined in Exhibit B hereof) in the Enlargement Space in accordance with Exhibit B attached hereto and made a part hereof. Except as otherwise set forth herein, all terms rights and obligation of Landlord and Tenant applicable to the Demised Premises shall apply to the Enlargement Space. It is understood and agreed that Landlord is under no obligation to make any structural or other alterations, decorations, additions or improvements in or to the Enlargement Space in connection with Tenant's initial occupancy thereof, except as set forth in Exhibit B.

4. Enlargement Commencement Date.

          (a) (1) The "Enlargement Commencement Date" shall be April 15, 1996, subject to adjustment as hereinafter set forth. In the event that the Enlargement Space is not substantially completed by the Enlargement Commencement Date for any reason or cause, other than those set forth in Paragraph 8 of Exhibit B, then the Enlargement Commencement Date shall be delayed and shall be the earlier of (i) the day that the Enlargement Space is occupied by Tenant or (ii) the day that the Enlargement Space is substantially completed (as defined in Section 4(a)(2) below). Notwithstanding the foregoing, in the event that the Enlargement Space is not substantially completed by the Enlargement Commencement Date for any reason or cause set forth in Paragraph 8 of Exhibit B, then the Enlargement Commencement Date and all the obligations of Tenant hereunder, including, but not limited to, the obligations of Tenant to pay Base Rent and Additional Rent on such Enlargement Space, shall not be delayed and shall begin on the Enlargement Commencement Date.

               (2) For purposes of this Amendment the Enlargement Space shall be deemed substantially completed when
(i) all items of Tenant Work (excluding specialized or long leadtime items) have been completed subject only to items of work which do not substantially interfere with Tenant's intended use of the Enlargement Space, and (ii) all governmental requirements applicable to the construction and occupancy of the Enlargement Space are satisfied. The satisfaction of all governmental requirements shall be deemed to exist if either a temporary or permanent certificate of occupancy for the Enlargement Space has been issued by any governmental authority having jurisdiction over the Enlargement Space.

          (b) Within five (5) days after the occurrence of the Enlargement Commencement Date, Landlord and Tenant shall execute an Amendment to Lease (substantially in the form of Exhibit C attached hereto and made a part hereof) setting forth the Enlargement Commencement Date.

          (c) In the event the Enlargement Space is occupied by Tenant prior to April 15, 1996, the Enlargement Commencement Date shall be the first day of such occupancy and all of Tenant's obligations hereunder shall commence as of such date. The foregoing sentence shall not be deemed to imply a right of Tenant to occupy the Enlargement Space prior to the Lease Commencement Date.

          (d) Notwithstanding anything to the contrary contained in Section 4(a) above, if the Enlargement Space is not substantially completed on or before the date that is thirty (30) days after the scheduled Enlargement Commencement Date (as set forth in Section 4(a)(1), above), for any reason or cause, other than those set forth in Paragraph 8 of Exhibit B or due to an event of Force Majeure (hereinafter defined), then Tenant shall receive a one (1) month abatement of Base Rent applicable to the Enlargement Space (i.e. $21,775.74) otherwise due and payable to be applied against the first full month after the Enlargement Commencement Date, and Landlord shall not be otherwise liable or responsible for any claims, damages, or liabilities by reason of such delay. For purposes of this Section 4, an event of Force Majeure shall mean any acts of God, strikes, sabotage, accidents, acts of war, fire and casualty, legal requirements, government restrictions or controls on construction, insurance reimbursement problems, emergencies, shortages or inability to obtain labor, materials or equipment, energy shortage, or causes beyond the reasonable control of Landlord. An event of Force Majeure shall also include the failure of any applicable governmental entity to promptly make any required inspections or promptly issue any required permits, approvals or a certificate of occupancy, including without limitation (i) the failure of the applicable governmental entity to issue a construction permit for the Tenant Work within seven (7) days after a request is made therefor, (ii) the failure of an inspector for the applicable governmental entity to conduct any inspection (including without limitation, the inspection of any plumbing, electrical or structural work (rough-in or final) or any fire and life/safety work) required by the applicable governmental entity in connection with the Tenant Work (and issue its approval or disapproval thereof) within two
(2) business days after such inspection is requested, and (iii) the failure of the applicable governmental entity to issue a certificate of occupancy for the Demised Premises within two (2) business days after such certificate of occupancy is requested.

     5.  Basic  Rent  for Enlargement Space. From and  after  the
Enlargement  Commencement Date, the Base Rent for the Enlargement
Space during the indicated periods shall be as follows:

                             Enlargement Space        Monthly
Period                     Base Rent per Period      Base Rent
ECD* - 02/12/97            $261,308.88            $21,775.74
02/13/97 - 02/12/98        $267,841.56            $22,320.13
02/13/98 - 02/12/99        $274,537.68            $22,878.14
02/13/99 - 02/12/00        $281,401.08            $23,450.09
02/13/00 - 02/12/01        $288,436.08            $24,036.34
02/13/01 - 02/12/02        $295,647.00            $24,637.25
02/13/02 - 02/12/03        $303,038.16            $25,253.18
02/13/03 - 02/12/04        $310,614.12            $25,884.51
02/13/04 - 03/31/04        $318,379.44            $26,531.62

* Enlargement Commencement Date

    6. Tenant's Expense Increase Share. Tenant's Expense
Increase Share for the Enlargement Space shall be calculatedseparately from Tenant's Expense Increase Share for the remainder of the Demised Premises. The Expense Base for the Enlargement Space shall be obtained by dividing (i) the amount of Real Estate Taxes and Operating Costs incurred in calendar year 1996 by (ii) the Gross Office Rentable Area of the Building. Tenant shall not be required to pay Tenant's Expense Increase Share for the Enlargement Space for the twelve (12) month period beginning with the Enlargement Commencement Date.

     7. Right to Lease Additional Fourth Floor Office Space. Pursuant to and subject to the provisions of the Lease (including without limitation the provisions of Rider 4 of the Lease) and provided that Tenant is not then in monetary default under the Lease at any time during the Term, Tenant shall have the right of first opportunity to lease additional office space on the fourth
(4th) floor of the Building that becomes freely available to Landlord to lease to Tenant after Landlord's initial lease of such additional fourth (4th) floor space to another tenant, all in accordance with the terms and conditions of Rider 4 of the Lease. Tenant's expansion into the Enlargement Space pursuant to this Amendment shall not be construed as being in lieu of any other rights of Tenant under the Lease (including any renewal rights pursuant to Rider 2 of the Lease, Tenant's Option to Add Expansion Space pursuant to Rider 3 of the Lease or Tenant's First Opportunity to Lease Space pursuant to Rider 4 of the Lease), which shall continue in full force and effect pursuant to the terms of the Lease.

     8. Ratification. Except as expressly amended by this Amendment, all other terms, conditions and provisions of the Lease are hereby ratified and confirmed and shall continue in full force and effect.

     9. Broker. Landlord shall pay the commission payable to The Fred Ezra Company (the "Broker") pursuant to a separate agreement between the Broker and Landlord. Landlord and Tenant each represent and warrant one to the other that if either has engaged any broker or agent (other than the Broker) in carrying on the negotiations relating to the Lease, it will pay any brokerage commission payable to said broker or agent. Landlord shall indemnify and hold Tenant harmless, and Tenant shall indemnify and hold Landlord harmless, from and against any claim or claims for brokerage or other commissions arising from or out of any breach of the foregoing representation and warranty by the respective indemnitors. Any representation or statement by a leasing company or other third party (or employee thereof) engaged by Landlord as an independent contractor which is made with regard to the Demised Premises, the Enlargement Space or to the rest of the Building or the Property shall not be binding upon Landlord nor serve as a modification of the Lease and Landlord shall have no liability therefor, except to the extent such representation is also contained in the Lease (as hereby amended).

     10. Representations. Tenant hereby represents and warrants to Landlord that Tenant (i) is not in default of any of its obligations under the Lease and that such Lease is valid, binding and enforceable in accordance with its terms, (ii) has full power and authority to execute and perform this Amendment, and (iii) has taken all action necessary to authorize the execution and performance of this Amendment.

     11. Miscellaneous. This Amendment (i) shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns (subject to the restrictions on assignment set forth in the Lease), (ii) shall be governed by and construed in accordance with the laws of the State of Maryland, and (iii) may be executed in multiple counterparts, each of which shall constitute an original and all of which shall constitute one and the same agreement. This Amendment contains and embodies the entire agreement of the parties hereto with respect to the matters set forth herein, and supersedes and revokes any and all negotiations, arrangements, letters of intent, representations, inducements or other agreements, oral or in writing with respect to such matters. No representations, inducements or agreements, oral or in writing, between the parties with respect to such matters not contained in this Amendment shall be of any force or effect.

     IN WITNESS WHEREOF, Landlord and Tenant have executed this
Third Amendment to Lease as of the day and year first above written.



ATTEST:                  TENANT:

                         COMNET CORPORATION, a Delaware
corporation

____________________

WITNESS/ATTEST


_______________________      By: _________________________
                             Name:

                             LANDLORD

                            ROUTE 50 LIMITED PARTNERSHIP

                          By:     Q50 Limited Partnership,
                                  general partner

                                  By: Quadrangle Development
     Corporation, general             partner

_________________________             By:
_________________________
                                         Christopher D.
     Gladstone
                                         President

Exhibit A, Expansion Space
Exhibit A-1, 1 of 3
Exhibit A-1, 2 of 3
Exhibit A-1, 3 of 3

EXHIBIT B

                  WORK AGREEMENT AND ALLOWANCES

     This Exhibit B sets forth the understandings and agreements of Landlord and Tenant regarding the performance by Landlord or Tenant of work in the Enlargement Space in connection with the preparation of the Enlargement Space for Tenant's original occupancy and use thereof (herein referred to as "Tenant Work"). Any capitalized terms used herein, not otherwise defined herein, shall have the meanings set forth elsewhere in the Lease.

I. Tenant hereby designates Ms. Laurie MaltLy ("Tenant's Agent") as having authority to approve plans and specifications, to accept cost estimates, and to authorize changes or additions to Tenant Work during construction. Landlord shall not be authorized to proceed with any Tenant Work without authorization by Tenant's Agent, and such authorization by Tenant's Agent shall be deemed to be authorization by Tenant. Neither Tenant nor Tenant's Agent shall be authorized to direct Landlord's contractors or subcontractors in the performance of Tenant Work, and in the event that Landlord's contractors or subcontractors perform any Tenant Work under the direction of Tenant or Tenant's Agent, then Landlord shall have no liability for the cost of such Tenant Work, for the cost of corrective work required as a result of such Tenant Work or for any delay that may result from such Tenant Work.

2.    (A)  It  is  agreed  that Tenant  will  develop  plans  and necessary specifications for completion of Tenant Work in accordance with the following schedule; provided, however, that Tenant's architect shall be entitled to deliver, on Tenant's behalf, any such plans and specifications required hereunder to be delivered by Tenant to Landlord; and provided further, that at Tenant's sole cost, Tenant shall use the engineering firm designated by Landlord to prepare any plans, specifications and/or drawings involving mechanical, electrical, structural, plumbing, sprinkler and/or life/safety work for the Enlargement
Space:

            (i)   Tenant   will  deliver  to  Landlord   Tenant's
Preliminary Plans (as defined below) which Tenant has, in writing, approved, agreed to, and provided that the date of such approval for the entire Enlargement Space is not later than - Completed - . The "Preliminary Plans" shall set forth:

               (a) the location of furniture and office equipment;

               (b) the location and specification of telephone and other communications outlets;

               (c) the location and specification of electrical outlets, especially those required to accommodate items such as computers and 220-volt equipment;

               (d) the location of copy machines larger than table-top size, computer equipment, telex machines, and other heat-producing machines, and specification of heat
    output   (BTU/hour)   and   required   operating   conditions
    (maximum/minimum temperature, hours of operation);

             (e) the location of conference rooms and other rooms subject to occupancy by more than six (6) persons at a time and the specification of maximum expected occupancy;

             (f) a reflected ceiling plan for all lighting desired by Tenant, and specification of any Tenant Work involving lighting;

             (g) any Tenant Work which is likely to require a longer-than-usual period of time to construct or acquire;

             (h)  the  location  of  all  partitions  in   the
    Enlargement Space; and

             (i) any special requirements.

     (ii) No later than - Completed - , Landlord shall deliver to Tenant in writing its approval of the Preliminary
Plans or changes to the Preliminary Plans that will be required to obtain Landlord's approval.

     (iii) No later than - Completed - , Tenant shall deliver to Landlord revised Preliminary Plans containing the required revisions and such suggested revisions as Tenant chooses to incorporate.

     (iv) No later than - Completed - , Landlord shall deliver its confirmation that all required revisions have been made (if such is the fact) and its approval of the revised
Preliminary Plans.

     (v)  No later than January 19, 1996, Tenant  shall
deliver to Landlord architectural, mechanical and electrical (and structural, if required) working drawings, based upon the approved Preliminary Plans, prepared by Tenant's architects and engineers, which working drawings Tenant has, in writing, approved, agreed to and provided the date of such approval (the "Working Drawings").

     (vi) No later than January 29, 1996, Landlord shall indicate its approval of the Working Drawings in writing by signing and dating such Working Drawings in the space provided, or shall indicate the revisions required due to errors or omissions in the drawings.

     (vii) No later than five (5) business days after Landlord has indicated to Tenant the revisions required due to errors or omissions in the drawings (as set forth in item (vi), above), Tenant shall correct such errors or omissions and resubmit the Working Drawings to Landlord for its approval. Provided such errors or omissions have been corrected, Landlord shall then approve the Working Drawings. If Tenant desires to make revisions in the Working Drawings which are not consistent with the approved Preliminary Plans, any delays caused by such revisions shall be a Tenant-Caused Delay (described in Paragraph 8 hereof). Any such changes inconsistent with the original Working Drawings shall require Tenant to approve and date the revised Working Drawings.

      (B) The Preliminary Plans and the Working Drawings, as finally approved by both Landlord and Tenant in accordance with the foregoing provisions of this Paragraph 2, shall collectively constitute the "Plans." The Plans are expressly subject to Landlord's prior written approval; provided, however, that Tenant shall be solely responsible for the content of the Plans and coordination of the Plans with base building design. In addition, Landlord's approval of the Plans shall not constitute a warranty, covenant or assurance by Landlord that (i) any equipment or system shown thereon will have the features or perform the functions for which such equipment or system was designed, (ii)
the   Plans   satisfy  applicable  code  requirements;  provided,
however, once Landlord has finally approved the Plans, Landlord shall be responsible for the cost of any revisions to such Plans and the corresponding additional alterations to the Enlargement Space (specifically excluding the Tenant Work that complied with applicable code requirements and was set forth in such finally
approved   Plans)  that  are  required  in  order  to  pass   the
inspections with respect to, and receive, a building  permit  for the Tenant Work and/or a certificate of occupancy for the Enlargement Space, but Landlord shall have no responsibility for the Plans or alterations to the Enlargement Space after a building permit for the Tenant Work and a certificate of occupancy for the Enlargement Space have been issued and Landlord
shall   not  be  responsible  for  revisions  to  the  Plans   or
alterations to the Enlargement Space required as a result of Tenant's change orders or revisions to the Plans or the Tenant
Work  made  after Landlord has approved the Plans  in  accordance with Paragraph 2(A) hereof, (iii) the Plans are sufficient to enable the Landlord's contractor or Tenant's contractor (as applicable) to obtain a building permit for the Tenant Work, or
(iv) the Tenant Work described thereon will not interfere with, and/or otherwise adversely affect, base Building systems. Except as  expressly set forth above, Tenant shall be solely responsible for the Plans' compliance with all applicable laws, rules and regulations of any governmental entity having jurisdiction over
the  Building  and  the Enlargement Space.   Notwithstanding  the
foregoing, if Landlord determines, at anytime prior to commencement of construction of the Tenant Work, that the Tenant Work described on the Plans (as approved pursuant to Paragraph 2(A), above) does or will interfere with and/or otherwise adversely
affect  any   base Building  systems  or  does  not or  will  not
comply  with  any applicable law, rule or regulation, then the
Plans shall then  be amended,  at  Tenant's  cost, so that the
Tenant Work will not interfere with, and/or otherwise adversely affect, such base Building systems and/or will not violate any applicable law, rule or regulation, and any delay arising in connection therewith shall constitute a Tenant-Caused Delay (described in Paragraph 8 hereof). The foregoing provisions of this Paragraph 2(B) shall not diminish any obligation or responsibility of Landlord or Tenant otherwise set forth in the Lease  with  respect  to  the condition  and maintenance of the Demised Premises, the  Building Systems  or any other portion
of the Building (including  without limitation,   the   responsibility
for  their  compliance   with Applicable Laws).

3. Tenant shall pay the cost of preparing the Plans. Tenant may elect to apply a portion of the Tenant Work Allowance as a credit toward the cost of the Plans. Any amounts to be paid by Tenant under this Paragraph 3 shall be payable as Additional Rent within ten (10) calendar days after receipt of invoice from Landlord.

4. Landlord agrees to provide and install, on Tenant's behalf, the Tenant Work shown on the Plans. Tenant shall pay the cost of all Tenant Work, subject to application of the Tenant Work Allowance as set forth in Section 9 hereof. Prior to commencing any Tenant Work, Landlord will submit to Tenant written estimates of the cost thereof in accordance with the following schedule:

     (i) Within seven (7) business days after approval by Tenant of the Plans, Landlord shall submit to Tenant written estimates of the cost of Tenant Work. Such estimates shall separately state estimates for major trade subcontractors (which may form a basis for Tenant to revise the Plans pursuant to Paragraph 4 (iii) in order to possibly achieve certain cost savings).

      (ii) Within three (3) business days after Landlord's submission of such estimates to Tenant, Tenant shall deliver to Landlord its written acceptance of such estimates, or if Tenant does not wish to accept such estimates, Tenant shall have the right to revise the Plans and obtain rebids in accordance with subparagraph (iii) below. The construction contract with the selected contractor shall require such contractor to complete the items set forth on Exhibit D of the Third Amendment to Lease for no more than Twenty-three Dollars ($23.00) per square foot of Gross Rentable Area in the Enlargement Space.

     (iii) If Tenant desires to make revisions to the Plans and obtain rebids for Tenant Work, Tenant shall be responsible for directing Landlord's architects and engineers in revising the Plans and shall pay all fees incurred in making such revisions. Tenant shall deliver to Landlord any such revised Plans approved and dated by Tenant in writing. Upon delivery of any approved revised Plans by Tenant, Landlord shall attempt to obtain rebids within a reasonable time period and resubmit them for Tenant's acceptance. Landlord shall not be responsible for escalations in the original cost estimates due to delays in acceptance caused by Tenant's desire for rebids. The time necessary to revise the Plans and obtain rebids shall constitute a Tenant-Caused Delay under Paragraph 8 hereof.

     (iv) Upon Tenant's written acceptance of cost estimates and payment of the first installment of the cost as set forth in subparagraph 4(v) below and the Excess Costs as set forth in 4(vi) below, Landlord shall authorize its contractors to proceed with construction of Tenant Work.

     (v) Tenant shall pay an administrative fee to compensate Landlord for supervising the Tenant Work equal to One Dollar ($1.00) per square foot of Gross Rentable Area in the Demised Premises. The cost of the Tenant Work to be paid for by Tenant and such administrative fee shall be payable as Additional Rent and at Landlord's election shall be either paid by Tenant to Landlord within ten (10) calendar days after receipt of invoice from Landlord, or deducted from any available Tenant Work Allowance.

     (vi) Within twenty (20) days of acceptance of the cost estimates for the Tenant Work, Tenant shall pay to Landlord (if Landlord is undertaking the Tenant Work) an amount equal to the total estimate of the Tenant Work including the administrative fees payable to Landlord, less the Tenant Work Allowance ("Excess Costs"). Landlord shall not be obligated to commence any work until such Excess Costs are paid, and any delay in such payment shall be deemed a Tenant-Caused Delay.

5. If Tenant shall request changes or additions to the Tenant Work being performed by Landlord after approval of the Plans and acceptance of cost estimates, Landlord shall have no obligation to perform such changes or additions except insofar as, in Landlord's sole opinion, such changes can be accommodated in Landlord's good faith construction schedule for completion of Tenant Work. Landlord shall be authorized to perform any such changes or additions only upon written authorization by Tenant and payment of 100` of Landlord's informal estimate of the cost of the new Tenant Work, it being expressly understood that due to time requirements Landlord may not deliver to Tenant a final price for such Tenant Work until after it has been performed, and that Tenant shall be required to make final payment of the difference between Landlord's estimate and actual price as Additional Rent within twenty (20) days upon being invoiced therefor, subject to reasonable verification that charges are actual charges of contractor but not subject to dispute as to the reasonableness of such charges.

6. Landlord is authorized to contract, on Tenant's behalf, with Regency Commercial Construction, Inc. to construct the Tenant
Work in accordance with Exhibits A-1, B and D of the Lease.

7. Tenant, by taking possession of the Enlargement Space, is deemed to acknowledge that Landlord has satisfactorily performed all work to be performed by it as hereinabove set forth, subject to certain punch list items as may be agreed to by Landlord and Tenant.

8. If the date Tenant takes occupancy of the Enlargement Space is after the Lease Commencement Date specified in the Basic Lease
Information, and such delay in taking occupancy is a result of:

     (i)  Tenant's  failure to deliver its  approved  Preliminary
Plans or Working Drawings or take any other actions described in Paragraph 2 above, by the dates specified in Paragraph 2;

     (ii) Tenant's request for changes in the Plans or rebids as set forth in Paragraph 4;

     (iii)  Tenant's failure to approve cost estimates for Tenant
Work within the time required under Paragraph 4 hereof;

      (iv)   Tenant's   request   for  materials,   finishes   or
installations which are out of the ordinary or which would take a longer-than-normal time to obtain or install;

     (v) The performance of a person, firm, or corporation employed by Tenant and the completion of the said work of said person, firm or corporation; or

      (vi) Any other delays resulting from the actions or inactions of Tenant, then such delay shall be conclusively deemed a "Tenant-Caused Delay," and Tenant shall be liable for the payment of Base Rent and Additional Rent commencing on the Lease Commencement Date.

9. Landlord agrees to provide Tenant with an allowance ("Tenant Work Allowance") in the amount of Twenty-three Dollars ($23.00) per square foot of Gross Rentable Area in the Enlargement Space, to be applied against the actual out-of-pocket costs and expenses incurred in connection with the design, supervision and construction of the Tenant Work (including the actual construction costs and architectural and engineering fees incurred in connection therewith). The Tenant Work Allowance shall not be applied to the costs of any voice/data related software or hardware or any furniture, computers, equipment, personal property, or for any other costs other than as provided above. If the full amount of the Tenant Work Allowance has not been used in accordance with the foregoing as of the date the Tenant Work is complete, the balance thereof shall be applied to the next installment(s) of Base Rent coming due hereunder. Except as otherwise provided in this Paragraph 9, Landlord shall pay the Tenant Work Allowance directly to the contractor(s) performing the Tenant Work. If Tenant uses a contractor other than Landlord or Landlord's contractor pursuant to the terms of this Work Agreement, Landlord shall pay the Tenant Work Allowance to Tenant upon satisfaction of each of the following conditions: (a) receipt by Landlord of an occupancy permit for the Enlargement
Space, and Tenant's occupancy of the Enlargement Space, (b) Tenant's execution and delivery to Landlord of the Amendment to Lease, attached to the Third Amendment to Lease as Exhibit C, (c) receipt by Landlord of appropriate paid receipts or invoices and lien waivers from all contractor and subcontractors performing any Tenant Work in a form satisfactory to Landlord, and (d) Tenant shall have fully performed all of its obligations under this Work Agreement and the Lease. Notwithstanding the foregoing, Landlord shall have the right, without the obligation, to apply all or any portion of the undisbursed Tenant Work Allowance to remedy any default by Tenant occurring hereunder; provided, however, it is expressly covenanted and agreed that such remedy by Landlord shall not be deemed to waive, or release, the default of Tenant. Tenant shall not be entitled to any other allowances for the Tenant Work, except as expressly set forth in this Work Agreement, and no provision of the Work Agreements attached to the Lease (or attached to any of the amendments thereto prior to the Third Amendment to Lease) shall apply to the Tenant Work for the Enlargement Space.

10. Landlord is acting as Tenant's agent and on Tenant's behalf in the selection of the architect, engineer and general contractor to be used for completion of improvements to the Enlargement Space based upon improvement information provided to Landlord by Tenant. It is understood and agreed that Landlord does not and will not generate improvement information for build-out of the Enlargement Space.

11. (A) Attached to the Third Amendment to Lease, as Exhibit D, is a list of certain of the materials (and the unit prices thereof) that are anticipated by Landlord and Tenant to be used in connection with the completion of the Tenant Work for the Enlargement Space (the "Itemized Materials"), which list is based upon the Tenant Work reflected on the approved preliminary plans last revised December 12, 1995 and attached to the Third Amendment to Lease as Exhibit A-1, comprised of pages 1 through 3 (the "Preliminary Plans"). If the Preliminary Plans are not revised and the scope of the Tenant Work reflected in such Preliminary Plans does not change and the cost of the Tenant Work exceeds the Tenant Work Allowance, then Landlord shall pay for that portion of the additional cost of the Tenant Work that results solely from (i) the quantity of any Itemized Material (i.e., any of the materials listed on Exhibit D to the Third Amendment to Lease) actually used in connection with the construction of the Tenant Work exceeding the quantity of such Itemized Material anticipated to be used (as designated on Exhibit D to the Third Amendment to Lease); (ii) the unit cost of any Itemized Material actually used in connection with the construction of the Tenant Work exceeding the anticipated unit cost of such Itemized Material (as designated on Exhibit D to the Third Amendment to Lease); and (iii) the design, supervision and permitting fees associated with the construction of the Tenant Work exceeding the design, supervision and permitting fees set forth in Exhibit D to the Third Amendment to Lease.

     (B) Landlord shall not be liable for any costs associated with (i) any changes to the Preliminary Plan, (ii) any changes in the scope of the Tenant Work from the scope reflected on the Preliminary Plans, (iii) the use of any materials not listed on Exhibit D to the Third Amendment to Lease, or (iv) any other change or cause whatsoever, other than the items expressly set forth in Paragraph ll(A), above (and only to the extent that the Tenant Work Allowance is insufficient to cover such costs). Except to the extent Landlord is liable for certain additional cost set forth above, Tenant shall at all times remain liable for any and all costs associated with Tenant's build-out of the Enlargement Space that exceed the Twenty-three Dollar ($23.00) per square foot Tenant Work Allowance provided to Tenant by Landlord.

                            EXHIBIT C

                   FORM OF AMENDMENT TO LEASE


     THIS ______ AMENDMENT TO LEASE is entered into this ______
day _________________ of ________, 19 _, by and between
_______________________("Landlord") and _____________( "Tenant" )
 .

                           WITNESSETH:

     WHEREAS, on _________, 19)), Landlord and Tenant entered into a lease, as amended by (the "Lease") covering certain premises located on the (______) floor of the office building located at _____________ (the "Demised Premises"), as more particularly described in the Lease; and

     WHEREAS, Section 4(b) of the Third Amendment to Lease requires Landlord and Tenant to execute an amendment to the Lease setting forth the Enlargement Commencement Date.

     NOW, THEREFORE, in consideration of the foregoing, of the mutual promises of the parties hereto contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree to amend the Lease as follows:

1. In accordance with the provisions of Section 4 (b) of the Third Amendment to Lease, Landlord and Tenant hereby confirm that ________, 19_ is the Enlargement Commencement Date.

2. Terms not defined herein shall have the meaning provided therefor in the Lease.

3. Except as provided herein, all other terms and conditions of the Lease remain in full force and effect.

     The foregoing Amendment is hereby agreed to by Landlord and Tenant who have executed this Amendment to Lease under seal as of the date first above written.

ATTEST:                       TENANT


______________________        By _________________________

WITNESS/ATTEST:               LANDLORD


                              By _________________________