Form 10-Q
period 1996-06-30
COMNET CORP
filed 1996-08-29
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     ......................................


                                    FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended June 30, 1996              Commission file number 0-6355



                               COMNET CORPORATION



Incorporated in Delaware                         IRS EI No. 52- 0852578


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


         YES       X                                NO
            ----------------------------              ------------------------




                                         Shares Outstanding Effective
Class                                    August 26, 1996
- ----------------------------             ----------------------------
Common Stock, $.50 par value             3,343,574

                               COMNET CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        June 30,           March 31,
                                                                                          1996                1996
                                                                                       (Unaudited)         (Audited)
 ASSETS                                                                                -----------         ---------
 Current assets:
   Cash and cash equivalents                                                        $        554      $       1,845
   Marketable securities                                                                   2,000              1,979
   Trade and installment accounts receivable,
     less allowance of $2,740 and $2,409                                                  24,354             24,489
   Deferred income taxes                                                                   2,004              1,923
   Prepaid expenses and other assets                                                       3,291              2,793
                                                                                          ------             ------
 Total current assets                                                                     32,203             33,029

 Installment accounts receivable, long-term                                                4,915              5,985
 Property and equipment, net                                                               3,220              3,269
 Computer software, net                                                                   23,970             22,426
 Other assets                                                                              2,426              2,483
                                                                                          ------             ------
   Total assets                                                                     $     66,734      $      67,192
                                                                                          ======             ======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-Term Borrowings                                                            $      3,419      $         ---
   Accounts payable                                                                        2,940              2,483
   Current portion of long-term debt                                                         536                565
   Accrued expenses                                                                        5,098              6,761
   Accrued compensation                                                                    2,173              3,744
   Current deferred revenues                                                              12,646             12,647
                                                                                          ------             ------
 Total current liabilities                                                                26,812             26,200

 Long-term debt, net of current portion                                                      110                320
 Deferred revenues, long-term                                                              3,154              4,363
 Deferred income taxes                                                                     3,668              3,147
 Minority interest in net earnings of
   consolidated subsidiary                                                                 5,697              5,729
                                                                                          ------             ------
   Total liabilities                                                                      39,441             39,759
                                                                                          ------             ------
 Commitments and contingent liabilities

 Stockholders' equity:
 6% cumulative convertible preferred stock                                                 2,846              2,846
 Common stock, $0.50 par value 10,000 shares
   authorized, 3,578 and 3,563                                                               ---                ---
   issued and outstanding                                                                  1,749              1,781
 Capital contributed in excess of par value                                               17,621             17,472
 Retained earnings                                                                         7,076              7,285
 Unrealized losses on investments, net                                                       (22)                (2)
 Cumulative foreign currency translation                                                      38                 66
                                                                                          ------             ------
                                                                                          29,308             29,448
 Less treasury stock at cost, 316 shares                                                  (2,015)            (2,015)
                                                                                          ------             ------
   Total stockholders' equity                                                             27,293             27,433
                                                                                          ------             ------
 Total liabilities and stockholders' equity                                         $     66,734      $      67,192
                                                                                          ======             ======


See notes to consolidated financial statements.

                               COMNET CORPORATION
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (in thousands, except per share data)
                                   Unaudited

                                                                                     For the Three-Month
                                                                                     Period Ended June 30,
                                                                                    -------------------------
                                                                                     1996               1995
                                                                                     (FY97)             (FY96)
                                                                                     ------             ------
 Revenue:
   Software licenses and related revenue                                     $        5,410     $        4,717
   Maintenance and service revenue                                                    5,310              4,667
                                                                                    -------            -------
     Total revenue                                                                   10,720              9,384
                                                                                    -------            -------
 Costs and expenses:
   Software licenses expenses                                                         1,859              1,779
   Maintenance and service expense                                                    2,718              1,927
   Research, development and indirect support                                           710                460
   Selling and marketing                                                              4,308              3,034
   General and administrative                                                         1,023              1,225
   Provision for doubtful accounts                                                      380                236
                                                                                    -------            -------
     Total costs and expenses                                                        10,998              8,661
                                                                                    -------            -------
 Operating earnings (loss)                                                             (278)               723

 Non-operating income, net                                                               44                101
                                                                                    -------            -------
 Earnings (loss) from operations before provision for income taxes                     (234)               824

 Provision for (benefit from) income taxes                                              (37)               307

 Minority interest in net earnings (loss)
   of consolidated subsidiary                                                           (32)               102
                                                                                    -------            -------
 Net earnings (loss)                                                                   (165)               415

 Preferred stock dividend requirements                                                   44                 44
                                                                                    -------            -------
 Net earnings (loss) available to
     common stockholders                                                     $         (209)    $          371
                                                                                    =======            =======

 Earnings (loss) per share of common stock:                                  $        (0.06)    $         0.12
                                                                                    -------            -------
 Weighted average number of common and
     common equivalent shares outstanding                                             3,262              3,080


See notes to consolidated financial statements.

                               COMNET CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                                                   For the Three-Month
                                                                                                  Period Ended June 30,
                                                                                                  ---------------------
                                                                                                  1996                1995
                                                                                                 (FY97)              (FY96)
                                                                                                 ------              ------
 Cash flows from operating activities:
   Net earnings (loss)                                                                    $         (165)     $          415
 Adjustments to reconcile earnings (loss) from operations
  to net cash from operating activities:
    Amortization expense                                                                           1,367               1,199
    Depreciation expense                                                                             234                 204
    Provision for doubtful accounts                                                                  380                 236
    Deferred income taxes                                                                            440                 219
    Minority interest in earnings (loss) of
     consolidated subsidiary                                                                         (32)                102
  Change in assets and liabilities:
    Decrease in accounts receivable                                                                  825               1,266
    Increase in prepaid expenses and other current assets                                           (486)               (161)
    Decrease in other assets                                                                          45                  23
    Decrease in deferred revenues                                                                 (1,210)                118
    Increase (decrease) in accounts payable                                                          457                (892)
    Increase (decrease) in accrued expenses                                                       (3,278)             (2,693)
                                                                                                  ------              ------
   Net cash provided by (used in) operating activities                                            (1,423)                 36
                                                                                                  ------              ------
 Cash flows from investing activities:
  Purchase and development of computer software                                                   (2,901)             (1,714)
  Purchase of equipment and improvements                                                            (195)               (290)
  Purchase of marketable securities                                                               (3,984)             (1,032)
  Sale of marketable securities                                                                    3,943               1,419
                                                                                                  ------              ------
   Net cash used by investing activities                                                          (3,137)             (1,617)
                                                                                                  ------              ------
 Cash flows from financing activities:
  Proceeds from short-term borrowings                                                              5,101                 956
  Reduction of short-term borrowings                                                              (1,682)               (956)
  Proceeds from exercise of stock options                                                            117                  85
  Principal payments of long-term debt                                                              (239)               (200)
                                                                                                  ------              ------
   Net cash provided by (used in) financing activities                                             3,297                (115)
                                                                                                  ------              ------
 Net decrease in cash and cash equivalents                                                        (1,263)             (1,696)
 Loss on currency translation                                                                        (28)                 (3)
 Cash and cash equivalents at beginning of period                                                  1,845               1,939
                                                                                                  ------              ------
 Cash and cash equivalents at end of period                                               $          554      $          240
                                                                                                  ======              ======




See notes to consolidated financial statements.

                               COMNET CORPORATION
                   Notes to Consolidated Financial Statements

1. The financial statements for the three months ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the results for the year ending March 31, 1997. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1996, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3,392,000 and $2,115,000 for the three months ended June 30, 1996 and 1995, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings (loss) to stockholders, after deducting dividends on preferred stock in fiscal year 1997, determined on the accrual basis. Earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996 the Company's revenues of $10,720,000 increased 14% from the $9,384,000 reported for the comparable period the prior year. Net loss for the quarter ended June 30, 1996, was $165,000 or $0.06 loss per share compared with net earnings of $415,000 or $0.12 earnings per share in fiscal 1995. The decline in profitability was attributed to extraordinary costs of distribution and service of Group 1's software associated with implementation of the United States Postal Service's new mail classification regulations, effective July 1, 1996, in addition to sales and marketing expenditures resulting from the launch of the recently acquired WorldTrak software into the market for Customer Information Management Systems. Group 1's international activities also contributed to the profit decline, as significant orders expected in both Latin America and Europe did not close during the period.

Software license fees and related revenues of $5,410,000 represented an increase of 15% over the prior year. As a percent of total revenue, software license and related revenue was 50% for both fiscal first quarter periods.

License fees from Customer Management Systems Software increased $16,000 over the prior year due to WorldTrak revenues; Database Marketing System's license fees decreased $9,000 due to lower demographic and modeling systems, offset partially by revenue for DataDesigns Systems for which there was no comparable revenue in the prior first quarter. Licensing of Electronic Document Systems in the quarter increased $98,000 versus the prior year, with U.S. revenues offsetting lower sales in Europe. Mailing Efficiency Software revenues increased $587,000 over the same period the prior year due to continued growth of the Open Systems product suite; PC revenue was approximately the same as the prior year.

Maintenance and other revenue in the first quarter was $5,310,000, an increase of 14% over the prior year. Maintenance and other revenue accounted for 50% of total revenue for both fiscal first quarters. While recognized maintenance fees increased $390,000 or 10% over the prior year's first quarter, consulting, professional and educational service revenues increased $253,000 or 29% versus the same period the prior year. Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. It is also anticipated that the other service revenues will continue to increase as a percentage of Group 1's revenue, resulting from the growth of DOC1, WorldTrak and database marketing systems revenues.

During the quarter, total operating costs of $10,998,000 amounted to 103% of revenue compared with $8,661,000 or 92% of revenue during the same period the prior year. Of the increase in cost, approximately $750,000 was related to DataDesigns, WorldTrak and Latin American operations for which there was no prior year comparison.

Software license expense increased to $1,859,000 for the three months ended June 30, 1996, from $1,779,000 in the comparable period in last fiscal year, representing 34% and 38% of software license and related revenues, respectively. The lower percentage of license revenue reflects license support costs growing at a lower rate than sales when compared with the prior year. Maintenance and service expense increased to $2,718,000 in the current period from $1,927,000 in the comparable period in 1995, representing 51% and 41% of maintenance and service revenue, respectively. The increase in expenses and percent of maintenance and service revenue reflects larger professional service and educational service costs of $359,000, higher freight and product distribution cost of $246,000 and increased technical support staffing of $50,000. Group 1 continued to incur higher distribution costs and technical support expenses, related to its mail classification software, during the second fiscal quarter in excess of its actual expenditures for the same period the prior year. Amortization also increased by $130,000 as compared with the same period the prior year. Certain of these costs were related to the new DataDesigns and WorldTrak product lines for which there were no comparable prior year expenditures.

Research, development and indirect support expenses totaled $710,000 in the first fiscal quarter of 1997 and $460,000 in the same quarter the prior year, representing 7% and 5% of total revenue, respectively. The increase in the current quarter as compared with the prior year's first quarter was due to increased support requirements for Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no comparable prior year amounts.

Selling and marketing expenses totaled $4,308,000 or 40% of revenue in the first quarter of fiscal 1997 and $3,034,000 or 32% in the prior year. The current year expenses include $478,000 for DataDesigns, WorldTrak and Latin America, for which there was no comparable prior year amount. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC1, NADIS and Open System products.

General and administrative expenses of $1,023,000 or 10% of total revenue decreased from $1,225,000 or 13% for the three months ended June 30, 1996 and 1995, respectively. The decrease is primarily due to lower compensation, property taxes and rent expense.

The provision for doubtful accounts of $380,000 increased from $236,000 for the same quarter the prior year. The current year provision is based upon the larger accounts receivable balances at June 30, 1996 as compared with the same period the prior year.

Net non-operating income was $44,000 for the period ended June 30, 1996 as compared with net non-operating income of $101,000 for the same period the prior year. This decrease reflects lower interest income of $61,000 and higher interest expense of $3,000, offset by other income of $7,000.

The Company's effective tax rate for the period ended June 30, 1996 was a 16% benefit as compared with a 37% provision for the same period the prior year. The current year's rate is the net effect of a 38% domestic tax rate on domestic taxable net income offset by a 25% foreign tax rate on the respective foreign taxable net loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $5,391,000 at June 30, 1996, as compared with $6,829,000 at March 31, 1996. The decrease in working capital is due primarily to a decrease in cash and an increase in short-term borrowings as compared with the March 31, 1996 balances. The current ratio was 1.2 to 1 at both June 30, 1996, and at March 31, 1996.

         The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains an uncollateralized $5,000,000 line of credit arrangement with Signet Bank (Maryland), a major Mid-Atlantic regional bank, with interest at the bank's prime rate. At June 30, 1996 borrowings outstanding under this line of credit were $3,419,000; at March 31, 1996, there were no short-term borrowings under this facility.

         Net loss of $165,000 offset by non-cash expenses of $2,389,000 provided a total of $2,224,000 cash from operating activities. Additionally, the decrease in accounts receivable provided cash of $825,000. Cash was decreased by a reduction in accrued expenses of $3,278,000; all other working capital items decreased cash $1,194,000. Cash flows from investing activities were primarily expenditures for investment in purchased and developed software and capital equipment of $3,096,000. Short-term borrowings provided cash of $3,419,000; long term debt was reduced by $239,000.

         Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $12,003,000 and $11,769,000 at June 30,1996, and March 31, 1996, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

         Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U. S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Group 1 is aware of no current market risk associated with the installment receivables. These clients represent approximately $9,331,000, or 76% of the installment receivables at June 30, 1996.

         As of June 30, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated except for continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11

        No filings on Form 8-K have been made during the quarter

                                    PART IV

Listing of Exhibits





 *11.0          Computation of earnings per share.
- -------------------------------------
     Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                             COMNET Corporation




Date: August 29, 1996
                                                                             /s/ Charles A. Crew
                                                                             Charles A. Crew
                                                                             Executive Vice President
                                                                             Chief Financial Officer

Index of Exhibits

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
 11.0           Computation of earnings per share.                                                                   14