Form 10-Q
period 1996-09-30
COMNET CORP
filed 1996-11-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     --------------------------------------

                                    FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1996                          Commission file number 0-6355

                               COMNET CORPORATION

Incorporated in Delaware                                         IRS EI No. 52-0852578


            4200 Parliament Place, Suite 600, Lanham, MD 20706-1844
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


         YES       X                               NO
             --------------                           ---------


                                                   Shares Outstanding Effective
Class                                              November 8, 1996
--------------------------------------             3,346,174
Common Stock, $.50 par value

                               COMNET CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         SEPTEMBER 30,          MARCH 31,
                                                                                             1996                 1996
                                                                                          (UNAUDITED)           (AUDITED)
                                                                                       -----------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $       1,157       $       1,845
  Marketable securities                                                                        - - -               1,979
  Trade and installment accounts receivable,
    less allowance of $3,016 and $2,409                                                       26,160              24,489
  Deferred income taxes                                                                        2,089               1,923
  Prepaid expenses and other assets                                                            4,228               2,793
                                                                                         -------------       -------------
Total current assets:                                                                         33,634              33,029

Installment accounts receivable, long-term                                                     5,673               5,985
Property and equipment, net                                                                    3,304               3,269
Computer software, net                                                                        25,209              22,426
Other assets                                                                                   2,378               2,483
                                                                                         -------------       -------------

  Total assets                                                                         $      70,198       $      67,192
                                                                                         =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-Term Borrowings                                                                $       4,228       $       -----
  Accounts payable                                                                             4,491               2,483
  Current portion of long-term debt                                                              514                 565
  Accrued expenses                                                                             5,421               6,761
  Accrued compensation                                                                         2,831               3,744
  Current deferred revenues                                                                   10,378              12,647
                                                                                         -------------       -------------
Total current liabilities                                                                     27,863              26,200

Long-term debt, net of current portion                                                            86                 320
Deferred revenues, long-term                                                                   4,940               4,363
Deferred income taxes                                                                          4,084               3,147
Minority interest in net earnings of consolidated subsidiary                                   5,748               5,729
                                                                                         -------------       -------------

  Total liabilities                                                                           42,721              39,759
                                                                                         -------------       -------------

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock                                                      2,846               2,846
Common stock, $0.50 par value 10,000 shares
  authorized, 3,583 and 3,563 issued and outstanding                                           1,791               1,781
Capital contributed in excess of par value                                                    17,617              17,472
Retained earnings                                                                              7,185               7,285
Unrealized losses on investments, net                                                          - - -                  (2)
Cumulative foreign currency translation                                                           53                  66
                                                                                         -------------       -------------

                                                                                              29,492              29,448
Less treasury stock at cost, 316 shares                                                       (2,015)             (2,015)
                                                                                         -------------       -------------

  Total stockholders' equity                                                                  27,477              27,433
                                                                                         -------------       -------------

Total liabilities and stockholders' equity                                             $      70,198       $      67,192
                                                                                         =============       =============




See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED


                                                          For the Three Month Period              For the Six Month Period
                                                              Ended September 30,                    Ended September 30,
                                                        ------------------------------          ----------------------------
                                                            1996             1995                  1996              1995
                                                           (FY97)           (FY96)                (FY97)            (FY96)
                                                        ------------     -------------          -----------     ------------
  Software licenses and related revenue                $     7,125      $      5,084           $    12,535     $     9,801
  Maintenance and service revenue                            5,934             4,997                11,244           9,664
                                                         -----------      ------------           -----------     -----------
    Total revenue                                           13,059            10,081                23,779          19,465
                                                         -----------      ------------           -----------     -----------

Costs and expenses:
  Software licenses expenses                                 2,234             1,671                 4,093           3,450
  Maintenance and service expense                            2,834             1,963                 5,552           3,890
  Research, development and indirect support                   905               540                 1,614           1,000
  Selling and marketing                                      4,949             3,386                 9,257           6,420
  General and administrative                                 1,266             1,088                 2,288           2,313
  Provision for doubtful accounts                              456               357                   836             593
                                                         -----------      ------------           -----------     -----------

    Total costs and expenses                                12,644             9,005                23,640          17,666
                                                         -----------      ------------           -----------     -----------

Operating earnings                                             415             1,076                   139           1,799

Non-operating income, net                                     (169)              117                  (126)            218
                                                         -----------      ------------           -----------     -----------

Earnings from operations before provision for
    income taxes                                               246             1,193                    13           2,017

Provision for income taxes                                      41               437                     4             744

Minority interest in net earnings of
    consolidated subsidiary                                     51               152                    19             254
                                                         -----------      ------------           -----------     -----------

Net earnings                                                   154               604                   (10)          1,019

Preferred stock dividend requirements                           44                44                    88              88
                                                         -----------      ------------           -----------     -----------

Net earnings available to common stockholders          $       110      $        560           $       (98)    $       931
                                                         ===========      ============           ===========     ===========




Earnings per share of common stock:                    $       .03      $       0.18           $     (0.03)    $      0.30
                                                         ===========      ============           ===========     ===========

Weighted average number of common and common
    equivalent shares outstanding                            3,265             3,104                 3,257           3,092



See notes to consolidated financial statements.

                               COMNET CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED


                                                                                             FOR THE SIX-MONTH
                                                                                         PERIOD ENDED SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                          1996                1995
                                                                                         (FY97)              (FY96)
                                                                                   ----------------      --------------
Cash flows from operating activities:
    Net earnings                                                                      $       (10)       $     1,019
Adjustments to reconcile earnings from operations
    to net cash from operating activities:
      Amortization expense                                                                  2,790              2,541
      Depreciation expense                                                                    471                420
      Provision for doubtful accounts                                                         836                593
      Deferred income taxes                                                                   771               (292)
      Minority interest in earnings of consolidated subsidiary                                 19                254
 Change in assets and liabilities:
      Increase (decrease) in accounts receivable                                           (2,357)               914
      Decrease (increase) in prepaid expenses and other current assets                     (1,213)                33
      Decrease in other assets                                                                 82                826
      Increase (decrease) in accounts payable                                               2,008               (817)
      Decrease in accrued expenses                                                         (2,254)            (3,616)
      Increase (decrease) in deferred revenues                                             (1,692)               421
                                                                                        ----------         -----------

  Net cash provided by (used in) operating activities                                        (586)             2,296
                                                                                        ----------         -----------

Cash flows from investing activities:
      Purchase and development of computer software                                        (5,557)            (3,985)
      Purchase of equipment and improvements                                                 (522)              (646)
      Purchase of marketable securities                                                    (3,984)            (4,282)
      Sale of marketable securities                                                         5,965              5,998
                                                                                        ----------         -----------

  Net cash used in investing activities                                                    (4,098)            (2,915)
                                                                                        ----------         -----------

Cash flows from financing activities:
      Proceeds from short-term borrowings                                                  10,865              4,566
      Reduction of short-term borrowings                                                   (6,637)            (4,566)
      Proceeds from exercise of common stock options                                          155                400
      Reduction of long-term debt                                                            (285)              (289)
      Dividends paid on preferred stock                                                       (89)               (89)
                                                                                        ----------         -----------
  Net cash provided by financing activities                                                 4,009                 22
                                                                                        ----------         -----------

Net decrease in cash and cash equivalents                                                    (675)              (597)

Loss on currency translation
                                                                                              (13)                (7)

Cash and cash equivalents at beginning of period                                            1,845              1,939
                                                                                        ----------         -----------

Cash and cash equivalents at end of period                                            $     1,157        $     1,335
                                                                                        ==========         ===========

See notes to consolidated financial statements.

                               COMNET CORPORATION

                   Notes to Consolidated Financial Statements


1. The financial statements for the three and six months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results for the year ending March 31, 1997. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1996, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $6,513,000 and $4,438,000 for the six months ended September 30, 1996 and 1995, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings to stockholders, after deducting dividends on preferred stock in fiscal year 1997, determined on the accrual basis. Earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996 the Company's revenues of $13.1 million increased 29% from the $10.1 million reported for the comparable period the prior year. Net earnings for the quarter ended September 30, 1996, were $0.2 million or $0.03 per share compared with net earnings of $0.6 million or $0.18 per share in fiscal 1996. For the six months ended September 30, 1996, the Company's revenue was $23.8 million, an increase of 22% over revenue of $19.5 million the prior year. The Company's net loss for the six month period was $10,000 or $(0.03) per share compared with net earnings of $1.0 million or $0.30 per share the prior year. The decline in profitability for both the quarter and six months ended September 30, 1996 was due to the extraordinary costs of distribution and service of Group 1's software associated with implementation of the United States Postal Service's new mail classification regulations, which became effective July 1, 1996. These regulations also caused delays in release of new PC products which resulted in losses in the micro-computer division during the quarter. In addition, the Company incurred higher sales, marketing, and development expenditures associated with its expansion into the customer information management, database marketing and electronic document systems markets, including the recently acquired WorldTrak and DataDesigns products. Higher interest expense also contributed to the decline in profitability.

Software license fees and related revenues of $7.1 million for the second fiscal quarter increased 40% over the prior year. As a percent of total revenue, second quarter software license and related revenue was 55% in fiscal 1997 compared with 50% in fiscal 1996. For the six month period, software license fees and related revenues of $ 12.5 million were 28% above the prior year. For the six months ended September 30, software license and related revenue as a percent of total revenue was 53% in fiscal 1997 compared with 50% in fiscal 1996. Software license fees and related revenue for the second quarter and six months ended September 30 increased over the prior year in all market areas except PC products.

License fees from Customer Information Management Systems software for the fiscal second quarter increased $304,000 over the prior year and for the six month period, were $329,000 above the comparable period in the prior year. The increases were due to sales of our WorldTrak product which was acquired in November 1995.

License fees from Database Marketing Systems increased 27% for the fiscal second quarter. For the six month period ended September 30, 1996, revenues increased 11% over the comparable period of the prior year. The increase resulted from higher sales of our DataDesigns products (acquired in August
1995) partially offset by lower sales of traditional Database Marketing products.

Licensing of Electronic Document Systems increased 174% in the fiscal second quarter. For the six month period ended September 30, 1996 Electronic Document Systems license fees increased 99% over the comparable period of the prior year. Sales of these products were strong in both domestic and international markets.

The Company's core Mailing Efficiency software license fees for the fiscal second quarter increased 4% over the same period the prior year. For the six months ended September 30, 1996 revenues increased 13% over the comparable period in the prior year. The increases were primarily due to continued growth of the Open Systems product suite, partially offset by declines in PC product revenue. Mainframe revenue also increased during the period.

Maintenance and other revenue of $5.9 million for the quarter increased 19% over the prior year. For the six month period, maintenance and other revenue of $11.2 million was 16% above the comparable period in the prior year. Maintenance and other revenue accounted for 45% and 47% of total revenue for the quarter and six months ended September 30, 1996 compared with 50% for both periods in the prior year. Recognized maintenance fees were $4.6 million and $8.9 million for the quarter and six months ended September 30, 1996, increases of 6% and 7% over the comparable periods of the prior year. Professional and educational service revenues of $1.4 million and $2.3 million for the quarter and six months ended September 30, 1996 were 73% higher for both periods of the prior year.

Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing software which fully complied with all new United States Postal Service reclassification regulations the Company extended maintenance contracts by six months for users of its Mailstream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's revenue, resulting from the growth of DOC1, WorldTrak and database marketing systems revenues which require more consulting and professional services than the Company's traditional products.

During the fiscal second quarter, total operating costs of $12.6 million amounted to 97% of revenue compared with $9.0 million or 89% of revenue during the same period the prior year. For the six months ended September 30, 1996 total operating costs of $23.6 million were 99% of revenue as compared with $17.7 million or 91% of revenue in the prior year. Of the increase in cost, approximately $0.9 million and $1.7 million for the quarter and six month period, respectively, were related to DataDesigns, WorldTrak and Latin American operations for which there were no material prior year costs.

Software license expense increased to $2.2 million for the three months ended September 30, 1996, from $1.7 million in the comparable prior year period, representing 31% and 33% of software license and related revenues, respectively. For the six months ended September 30, 1996 and 1995, software license expense represented 33% and 35% of software license and related revenue respectively. The lower cost as a percentage of license revenue reflects the economies of scale achieved with license support costs spread over a larger revenue base. Group 1 expects the cost as a percentage of revenue to remain around these levels.

Maintenance and service expense increased to $2.8 million in the current quarter from $2.0 in the comparable period in fiscal 1996, representing 48% and 39% of maintenance and service revenue, respectively. For the six months ended September 30, 1996 and 1995, maintenance and service expense represented 49% and 40% of maintenance and service revenue, respectively. The increase in expense as a percent of revenue reflects the proportionately higher percentage of lower margin revenue derived from service versus maintenance, as well as the costs of distribution and service of Group 1's software associated with implementation of the United States Postal Service's new mail classification regulations effective July 1, 1996.

Included in maintenance and service expense above are professional and educational service costs of $0.9 million which were 68% of professional services revenue for the second quarter compared with $.5 million and 64% for the comparable quarter in the prior year. For the six months ended September 30, 1996 professional and educational service costs were $1.7 million and 73% of professional service revenue compared with $1.0 million and 76% in the prior year.

Costs of maintenance were $1.9 million for the second quarter of fiscal 1997 representing 42% of maintenance revenue compared with costs of $1.5 million and 33% of maintenance revenue in the second quarter of fiscal 1996. For the six months ended September 30, 1996 maintenance costs of $3.9 million were 43% of maintenance revenue compared with $2.9 million and 34% in the comparable period of the prior year. The increased costs as a percentage of revenue were primarily due to continued higher distribution costs and technical support expenses for its mail classification software stemming from the

United states Postal Service's new mail classification regulations which became effective July 1, 1996. Certain of these costs were related to the new DataDesigns and WorldTrak product lines for which there were no material costs in the prior year. Group 1 anticipates the cost as a percentage of revenue to decline as the incremental costs associated with the new postal regulations decline.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.9 million in the second quarter of fiscal 1997 and $0.5 million in the same quarter the prior year, representing 7% and 5% of total revenue, respectively. For the six month periods ended September 30, 1996 and 1995, research, development and indirect support expenses were 7% and 5% of total revenue, respectively. The increases are due to increased support requirements for Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no material amounts in the prior year. Group 1 anticipates these costs as a percentage of revenue to increase due to the expanded product offerings.

Selling and marketing expenses totaled $4.9 million or 38% of revenue in the second quarter of fiscal 1997 and $3.4 million or 34% of revenue in the prior year. For the six month period, selling and marketing expenses were 38% and 34% of total revenue in fiscal years 1997 and 1996, respectively. The current year expenses include $1.0 million for DataDesigns, WorldTrak and Latin America, for which there were no material costs in the prior year. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC1, NADIS and Open System products. Group 1 believes these costs as a percentage of revenue will remain around these levels.

General and administrative expenses were $1.3 million or 10% of total revenue compared with $1.1 million or 11% for the three months ended September 30, 1996 and 1995, respectively. For the six month period ended September 30, 1996, general and administrative expenses were $2.3 million or 10% of total revenue compared with $2.3 million or 12% of total revenue in the prior year. The decrease in the current year is primarily due to lower executive compensation accruals.

The provision for doubtful accounts was $0.5 million and $0.8 million in fiscal 1997 as compared with $0.4 million and $0.6 million in fiscal year 1996 for the three and six months periods ended September 30, respectively. The increase in the current year provision is based upon the larger accounts receivable balances at September 30, 1996 as compared with the same period the prior year.

Net non-operating expense was $0.2 million for the second quarter and $0.1 million for the six months ended September 30, 1996 as compared with net non-operating income of $0.1 million and $0.2 million, respectively, for the comparable periods in fiscal year 1996. These differences reflect higher net interest expense of $0.1 million for both the quarter and six months ended September 30, 1996 compared with net interest income of $11,000 and $64,000 in the comparable periods the prior year. In addition, the Company incurred losses on investments of $35,000 in the second quarter of fiscal 1997 compared with investment gains of $110,000 in the prior year. For the six months ended September 30, 1996 the company recognized investment gains of $34,000 compared with investment gains of $163,000 in the comparable period the prior year

The Company's effective tax rate was 32% and 37% for the six month periods ending September 30, 1996 and 1995, respectively. The current year's rate is the net effect of a 33% effective tax rate on both domestic taxable net loss and on foreign taxable net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $5.8 million at September 30, 1996, as compared with $6.8 million at March 31, 1996. The current ratio was 1.2 to 1 at September 30, 1996, and 1.3 to 1 at March 31, 1996.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, its Group 1 subsidiary maintains a line of credit facility. Subsequent to September 30, 1996, the Group 1 entered into a new two year uncollateralized $10,000,000 line of credit arrangement with Crestar Bank. The line of credit bears interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points at the Company's option. At September 30, 1996 borrowings outstanding under the prior line of credit were $4.2 million; at March 31, 1996, there were no short-term borrowings.

For the six months ended September 30, net losses of $10,000 plus non-cash expenses of $4.9 million provided a total of $4.9 million reduced by cash used for working capital items totaling $5.5 million resulting in net cash used by operating activities of $0.6 million. The cash used for working capital items includes a $2.4 million increase in accounts receivable and a $1.7 million decrease in deferred revenue. The increase in accounts receivable is due to higher revenues. the decrease in deferred revenue is primarily a result of the conversion of mainframe customers to Open System products which include multiple year maintenance contracts. Group 1 expects this trend to continue. Investment in purchased and developed software and capital equipment of $6.1 million, partially offset by net proceeds from the sale of marketable securities of $2.0 million, resulted in $4.1 million used by investing activities. $4.0 million was provided by financing activities, primarily short term borrowings under the Company's credit facility.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $ 12.2 million and $11.8 million at September 30,1996, and March 31, 1996, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates (including the new software releases associated with the postal reclassification regulations issued July 1, 1996) from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $8.3 million, or 69% of the installment receivables at September 30, 1996. Group 1 is aware of no current market risk associated with the installment receivables.

As of September 30, 1996, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

                           PART II  OTHER INFORMATION


ITEM 1.          Legal Proceedings

                 NONE


ITEM 2.          Changes in Securities

                 NONE


ITEM 3.          Defaults Upon Senior Securities

                 NONE


ITEM 4. The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual shareholder meeting held September 12, 1996

                 1. To elect (3) directors to hold office until the third annual meeting of stockholders of the Company following their election and until the election and qualification of their successors:

                          NOMINEES                     FOR                WITHHELD AUTHORITY
                          --------                     ---                ------------------
                          Robert S. Bowen              3,243,073                   2,227
                          Ronald F. Friedman           3,243,073                   2,227
                          Charles A. Crew              3,243,073                   2,227

ITEM 5.          Other Information

                 NONE


ITEM 6.          Exhibits and Reports on Form 8-K

                 Exhibit 11

                 No filings on Form 8-K have been made during the quarter

                                    PART IV


Listing of Exhibits

       110             Computation of earnings per share.

       --------------------------------------------------
                Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     COMNET Corporation



Date:    November 14, 1996

                                                     /s/ Mark Funston
                                                     Mark Funston
                                                     Chief Financial Officer

Index of Exhibits


                                                                          Page
                                                                         Number
                                                                         ------

         11.0     Computation of earnings per share.                       10