Form 10-K405
period 1997-03-31
COMNET CORP
filed 1997-06-30
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)
     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---             OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

    ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                         Commission file number 0-6355

                               COMNET CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                                    52-0852578
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

4200 Parliament Place, Suite 600, Lanham, MD             20706-1860
   (Address of principal executive offices)              (ZIP Code)

       Registrant's telephone number, including area code: (301) 918-0400

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock $0.50 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   NO
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1997, was $22,650,626.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1997, was 3,186,006.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 1997 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I



ITEM 1.     BUSINESS

THE COMPANY

         COMNET Corporation ("COMNET" or "Company") through its subsidiary, Group 1 Software, Inc. ("Group 1") develops, manufactures, licenses, sells and supports specialized marketing and mail management software.

         COMNET owns approximately 81.2% of Group 1's issued and outstanding shares of common stock, with the remaining 18.8% or 809,109 shares held by others. The trading of the common stock of Group 1 is reported on the NASDAQ National Market System under the symbol GSOF. During the fiscal year ended March 31, 1997, Group 1's common stock price ranged from a high of $16.50 to a low of $7.50. Based on the closing price of Group 1's common stock on June 23, 1997, of $7.00, COMNET's holdings in Group 1 represented a market value of approximately $22.6 million.

         COMNET Corporation is incorporated under the laws of the state of Delaware. Unless otherwise indicated, the term "Company" shall refer to COMNET and its subsidiaries, exclusive of discontinued operations. The executive offices of COMNET are located at 4200 Parliament Place, Suite 600, Lanham, MD 20706-1860, and the telephone number at that location is (301) 918-0400.

         Group 1 Software, Inc. ("Group 1") develops, manufactures, licenses, sells and supports software products for specialized marketing and mail management applications. On December 31, 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, Ltd. of the United Kingdom. After the acquisition, Archetype Systems, Ltd. changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and continues its operations based in London, England. Group 1 markets a broad range of software solutions in each of four major categories: Customer Information Management, Database Marketing, Electronic Document Systems and Mailing Efficiency. The operating systems utilized for Group 1's products vary as to category. Products in the first two categories - Customer Information Management and Database Marketing - operate in a client/server architecture with server support for UNIX or Windows NT (NT) and with client support in Windows 3.x, 95 and NT. Electronic Document Systems currently run under MVS and OS/400, as well as under UNIX and IBM OS/2 with NT scheduled for release in fiscal 1998. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, NT and IBM OS/2 platforms as well as on IBM and IBM-compatible microcomputers
(PCs). Group 1's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

         Group 1 distributes all of its products in North America and its Electronic Document Systems throughout the world as well; plans are underway to distribute additional Group 1 products internationally. Group 1 believes it is a leading vendor of Mailing Efficiency and Electronic Document System software products in North America.

         Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, telecommunications, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers. Group 1's software systems also provide solutions where a need exists for highly accurate name and address data or where address information must be correlated with demographic or geographic data. Other Group 1 systems provide highly effective document preparation for customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail). Group 1 believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

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

         Group 1 markets its Electronic Document Systems Products directly to its clients in North America, the United Kingdom, and Scandinavia and through distributors in the remainder of Europe. Mailing Efficiency and Database Marketing products are marketed directly for mainframe and midrange system configurations and through a dealer and distributor network for PC applications. Customer Information Management products are marketed primarily through business partners and to a lesser extent the Group 1 direct sales force.

MARKETS SERVED

         Group 1 markets its products within a broad span of industries to fulfill customer information management, database marketing, database publishing/electronic printing and mailing efficiency requirements. Included among the industry groups served by Group 1 are banking, insurance, credit card companies and financial institutions, retailers, hotels, catalog mailers, publishers, manufacturers, telecommunication companies, non-profit associations, educational institutions, fund raisers and governmental agencies. All of these industry groups use Group 1's mailing efficiency systems, although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fund raisers are also extensive users of Group 1's list management and personalization products. The Smart Marketing Suite integrates mailing efficiency, file merge and duplicate, and mail preparation functions in an integrated PC based marketing tool for small businesses.

         The banking and insurance segments, while requiring address correction products, additionally use Group 1's products to build and maintain Customer Information Systems (CIS's) and to clean transaction based, operational data prior to loading into a data warehouse. Both CIS's and data warehouses are being built by these organizations primarily to provide a complete picture of their customers and their business. Geographic and demographic overlays may be used to gauge market penetration, demographic targets and competitive position. Cross-selling opportunities among groups can also be identified. While banking and insurance organizations have led in the CIS applications of Group 1 products, such applications have potential within many other market segments as well. Banking and insurance organizations also have increasing need for software tools to assist in certain record keeping and analysis used to demonstrate compliance with government regulations. These industry segments use Group 1's geocoding and demographic coding products for Credit Reporting Act and Home Mortgage Disclosure Act compliance.

         Enterprises with large sales organizations are increasingly in need of closed-loop sale and marketing automation systems that can track every communication with a prospect or existing customer. Group 1's multi-module sales and marketing automation system supports complex global territories, plus direct and indirect sales channels, allowing businesses to manage sales opportunities more effectively. Businesses may now fully integrate account, contact, activity and resource management functions with Oracle Office, Microsoft Office, Lotus Smart Suite and knowledge based support products to maximize sales results.

         Many industries that have adopted database marketing utilize Group 1 products that append demographic and geographic data to provide enhancements to existing customer databases. Use of Group 1's modeling products provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time allowing more effective, targeted marketing campaigns. Group 1's DataDesigns System extracts raw customer data from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers. Group 1's DataDesigns System currently addresses the hospitality and gaming industries, but the product can be applied to other industry segments.

         Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers, telecommunication companies and others, use Group 1's electronic document composition software plus, in many instances, Group 1's consulting services to generate and manage customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.

PRODUCTS AND SERVICES

         As of March 31, 1997, Group 1 offered a total of 97 software products.

         The multi-platform electronic document composition system (DOC 1) is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays. DOC 1 can operate in centralized or distributed, departmental or desktop environments. The DOC 1 workstation runs under OS/2 and the DOC 1 production engines can run under MVS, OS/2, MS-DOS, OS/400, and UNIX operating systems with NT due to be released during FY 1998. The system is printer independent and supports AFP, Metacode and PCL output.

         Most of the mailing efficiency products are offered in an Open System format which enables the specific application to operate on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

         The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with a proprietary database operates in a client/server environment. The server software is the SQLBase RDMS which runs under Windows 3.x, 95, or NT, OS/2 and Novell NetWare; the client utilizes Windows 3.x or 95. Support for SQLRouters is available to access Oracle, SYBASE and SQLBASE databases. The Model 1 predictive modeling system utilizes all traditional predictive techniques and selects the best fit to the user's data. Model 1 runs under Windows 95 or NT. Demographic and geographic coding products operate in most open system operating environments.

         The customer information management products include NADIS and WorldTrak. WorldTrak operates in a client/server mode. Data synchronization facilitates information exchange with remote users. Client support includes Windows 3.x, 95, and NT. Server operating systems may be UNIX, NT or Novell. WorldTrak supports Oracle, SYBASE, SQLServer, SQLBASE databases. The data repository structure features dynamic configuration. Data sources may be accessed and drilled on RDBMS through a single interface to all customer-related data. NADIS products are offered in open systems format compatible with most mainframe and mid size operating systems.

         The newest releases of the PC products are developed in a 32-bit Windows environment. All Group 1 PC products support ".dbf" files, the industry standard PC database software format.

         Group 1's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

         Group 1 professional services include data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review.

ELECTRONIC DOCUMENT SYSTEMS

         Group 1's Electronic Document system (DOC 1) makes possible advanced electronic preparation of high volumes of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under OS/2, OS/400, MVS, and UNIX operating systems. DOC 1 produces individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one targeted communication with the recipient. The system is a truly visual application that allows the user to extract information from multiple systems, and place text, images and graphics on the page in a dynamic WYSIWYG process. DOC 1 can be integrated with Group1's MailStream Plus system to produce output documents in a sequence that provides presorting discounts from the U.S. Postal Service.

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

MAILING EFFICIENCY

         Group 1's mailing efficiency software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, speed mail delivery, allow in-plant truck loading, print barcodes and produce the necessary United States Postal Service (USPS) reports and Canada Post Corporation (CPC) statements of mailing.

         Group 1's U.S. mailing efficiency products include Code-1 Plus, MailStream Plus, Palletization Plus, POSTNET Barcoding Plus, Barcoded Bag/Tray, Manifest Reporting, Line of Travel, and MOVEforward. Group 1's Code-1 Plus and MailStream Plus products are Coding Accuracy Support System (CASS) and Presort Accuracy Validation and Evaluation (PAVE) certified by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of first-class mail and up to 48% of the cost of standard mail by presorting and coding. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%, and can qualify for certain other postal rate incentives.

         Group 1's list management products, Merge/Purge Plus and List Conversion Plus, allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files, add gender codes and to make targeted demographic selections

         Group 1's recently released Code-1 International product validates and corrects address elements to the street level for approximately 31 countries worldwide; validates and corrects address elements to the city, province (or state) level for approximately 41 countries and formatted address data to comply with the formats of all 195 countries recognized by the United Nations.

         Group 1's PC-based products include a specialized database management system designed specifically to handle mailing lists, and postal discount systems which allow mailers to qualify for various discounts depending on various postal rate categories. A stand-alone product is also available that is designed to remove duplicates from address lists on the most popular database management systems. The system can print virtually any type of label.

DATABASE MARKETING

         Group 1's DataDesigns database marketing system allows the user to develop a composite profile of an organization's best customers and prospects. Raw customer data is extracted from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of the large amounts of operational data from multiple sources creates a highly accurate database. The system provides the capability to query for relevant customer information, and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers.

         Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation.

         The Model 1 automated predictive modeling system permits the analysis of volumes of data quickly, to identify buying patterns of individuals for more precise, profitable targeted marketing. This sophisticated, easy to use system utilizes all traditional predictive modeling techniques including RFM, linear regression, logistic regression, CHAID, neural networks and genetic algorithms. The system selects the best modeling technique for each set of data. Other Group 1 products provide data analysis and decision support tools to identify motivational behavioral characteristics and changes across products or over time.

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

         To process name and address data for Customer Information Files (CIF's) reliably, Group 1 offers the NADIS System (Name and Address Data Integrity Software). An expert system technology, NADIS offers capabilities to verify data integrity and to identify relationships within and across files.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT SERVICES

         Professional services are available including operations support, systems analysis, data migration, system integration, document design, file conversion, technical education and training, and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other areas of their operations.

         Group 1 offers with its product licenses an annual service agreement which provides telephone support and continuing updates and enhancements, as available, to its products, USPS name and address databases and product documentation. Educational and training seminars specific to Group
1 products are offered as part of the initial product licensing agreement at no additional charge; thereafter, such seminars, together with a variety of more general educational seminars, are available for a fee.

PRICING

         The Customer Information Management and Database Marketing software products offered by Group 1 carry one-time perpetual license fees of $5,000 to $175,000 except for the Demographic Coding System for which a full national package is currently priced on an annual license basis at $50,500 (regional editions are available). A complete Group 1 mail and list management system would have a list price of more than $136,000. For PCs, products are offered at suggested retail prices from $295 to $2,995.

         The DOC 1 software product carries a one-time perpetual license fee ranging from $50,000 to over $400,000 depending on platform chosen, number of workstations and number of composition systems licensed. Enterprise-wide corporate licenses of DOC 1 are available at additional costs generally exceeding $250,000.

         License agreements and products sold to distributors generally call for payment in full, 30 days after execution, although extended payment terms may be granted. Alternatively, a customer may elect an installment payment program (typically from one to five years) with a minimum down payment of 20% of the license and first year maintenance fees, and an interest charge of 10% to 12% per annum depending on credit-worthiness. Actual prices and terms charged by Group 1 for its products and services may reflect volume and other discounts.

         To receive maintenance, enhancements and telephone support for Group 1's software products, a customer must pay an annual fee in advance which is presently 16.5% (currently 15% in the U.K. and the European marketplace) of the then-current license fee for the product. U.S. and Canadian postal master files are available for an additional fee. A service and enhancement agreement is available for an annual fee of $495 each for certain of Group 1's PC products.

         Professional services are provided on hourly or daily rates. The list price for professional services is $1,500 per day plus out-of-pocket expenses.

         Group 1's Code-1 Plus and MailStream products are subject to annual subscription fees ranging from $585 to $6,600 annually for the required bimonthly database updates.

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

         Group 1 warrants that its products other than PC products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide an initial warranty for twelve months from the date of the license agreement. PC software is warranted for ninety days from date of purchase against defects in material and workmanship and against operational failures.

CUSTOMERS

         Group 1's customer base includes approximately 2,400 clients who have licensed one or more of its large software systems. In addition, there are currently over 8,100 registered users of Group 1's PC software systems. Group 1 believes that it is a leading vendor of list and mail management software in North America.

         Group 1's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and internationally. Included are utilities such as Pacific Gas and Electric, Scottish Power and PEPCO, telecommunication companies such as AT&T, Iridium and MCI; major banks such as Citibank, National Westminster Bank, Bank One, Chase Manhattan Bank and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group, Metropolitan Life, and Standard Life of Scotland; publishers such as Time, Inc., McGraw-Hill and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom, J.C. Penney and Wal-Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak, General Mills and Xerox; governmental bodies such as the U.S. Senate, U.S. Customs, the Internal Revenue Service and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services; direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Trans World Airlines, Avis, Terminix and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University, Duke University Medical Center and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic Society and AARP; cultural organizations such as the Metropolitan Museum of Art and Metropolitan Opera Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts and Westin Hotels. The United States Postal Service is also a client of Group 1.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1997, seven customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.7% of Group 1's total revenue, although that percentage is expected to increase with the continued growth of European revenue and increased sales of the new Code-1 International product.

SALES AND MARKETING

         Group 1 markets all of its software products with the exception of its WorldTrak product in North America and Europe through a direct sales and sales support force of 100 representatives located in the U.S., Canada, Scandinavia and the United Kingdom. To serve existing clients and to solicit new additions to the client base, Group 1 has two sales and support offices in the Washington, D.C. area and eight other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, and Toronto metropolitan areas. European offices are located in the London, England and Copenhagen, Denmark metropolitan areas. WorldTrak is marketed through business partnership arrangements.

         The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1's Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, trade show exhibitions and speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including the Group 1 Report and the annual Group 1 Software Users Conference.

         Through its Group 1 Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product with companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

         Group 1's PC software products are marketed to end-users through Group 1's developing U.S. and Canadian dealer and distributor network.

         Group 1 has entered into joint marketing agreements with a number of busine12`ss partners including IBM, Xerox, Data General Corp., R.L. Polk, Campaign Mail & Data, the Harris Group, MapInfo, Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC, Versatility, AMS, UNICA Technologies and OBIMD International. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

SUPPORT

         Group 1 believes that effective support of its customers and products has been a substantial factor in Group 1's success to date and will continue to be so in the future. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution during normal business hours. A telephone support help line is also provided for PC products. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support. In the fiscal years ended March 31, 1997, 1996 and 1995, maintenance and enhancement fees represented approximately 33%, 37% and 41%, respectively, of Group 1's revenue.

         Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S., Canada and the U.K.

PRODUCT DEVELOPMENT

         The computer industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continuing expenditure for product development. It is likely that such circumstances will continue in the future. Accordingly, Group 1 must be able to provide new products and to modify and to enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the USPS and CPC. Group 1 may also have to adapt its products to accommodate future changes in hardware. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Most of the Company's products are developed internally. The Company also purchases technology, licenses intellectual property rights and oversees third party development of certain products. Quality assurance testing of Group 1's new or enhanced products is conducted by teams of experienced individuals drawn from all segments of Group 1's organization under the direction of testing specialists. Whether the product is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and evolution of each of its products.

         Significant investment was made during the year in new software development for migration of products to the Open Systems platform. Additionally, extensive work was performed on enhancing existing mainframe, midrange and open system products.

         During fiscal 1997, Group 1 enhanced its MailStream, Arclist, and Prosort products to meet the new postal reclassification regulations that became effective July 1, 1996. Additional enhancements and new product releases were made to help mailing efficiency customers meet the expanding requirements of the U.S. Postal Service in order to qualify for postal discounts.

         Substantial investment was made during 1997 in a new Windows NT version of the DOC 1 product scheduled for release in FY 1998. Other major product enhancements begun in FY 1997 include a new release of Code-1 Plus as well as substantial enhancements to Canadian postal products and PC products.

         Group 1 also released Code-1 International under a joint venture agreement. Group 1 began development of an enhanced Code-1 International during FY 1997.

COMPETITION

         The computer software and service industry is highly competitive, and no published data is available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products offer many similar features. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. Group 1 believes that there are at least thirty-four companies that offer products competitive with one or more of Group 1's products. Group 1 believes that six companies offer customer information management systems and at least twelve companies offer database marketing systems. At least four competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with Group 1 on open system and mainframe platforms. During the year, Group 1 continued to experience strong competition in the market for postal coding and presorting software from these competitors. Group 1 believes that at least ten companies offer PC products competitive with one or more of Group 1's products. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 expects to market. In addition, many potential clients for which Group 1's products are targeted have in-house capability to develop computer software programs.

         Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, integration of the product line and the financial strength of the Company. Group 1 believes that it competes favorably with regard to these factors including pricing and credit terms. Group 1's primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

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

TRADEMARKS

         Group 1 Software (name and logo), MailStream Plus, CODE-1 Plus and WorldTrak are registered trademarks of Group 1 Software, Inc. ASAP, Palletization Plus, POSTNET Barcoding, Bar Code Bag/Tray, Manifest Reporting, Merge/Purge Plus and List Conversion Plus are trademarks of Group 1 Software, Inc. The trademark applications for Model 1, DOC 1, DataDesigns, MOVEforward and CODE-1 International are pending. All other trademarks referenced herein are the property of their respective owners.

EMPLOYEES

         As of March 31, 1997, the Company employed 375 persons on a full-time basis. Of those employees, 161 were in management, professional and technical positions, 167 in marketing, sales and support and 47 in administrative positions. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

COM-MED SYSTEMS

         COM-MED Systems, a wholly owned subsidiary of the Company, provided the long-term health care industry with computer software systems for management and operations support. As of March 31, 1995, the Company sold the assets of COM-MED Systems for up to $4.5 million, to be paid as a percentage of the acquiring company's future revenues. Additionally, the Company was issued warrants to acquire up to 25% of the acquiring company's common stock. In September, 1995 the acquiring company ceased operations, whereupon the Company repossessed the assets and sold them, in turn, to another entity for up to $4.5 million, to be paid as a percentage of that company's future earnings.

         Reserves in the amount of $75,526 have been established to cover disposition cost and contingencies associated with the sale of the assets. Any gain on the sale will be recognized as payments are received. The Company's Consolidated Statements of Earnings have been restated to reflect COM-MED Systems as a discontinued operation.


ITEM 2.     PROPERTIES

         The Company's executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 51,900 square feet under a lease that expires in 2004. These facilities also include Group 1's headquarters and principal operations base. COMNET has options to lease additional space at specified periods during the term and to extend its lease. Group 1 leases additional sales and support offices in the Chicago, Dallas, Los Angeles, Las Vegas, Atlanta, New York City, Herndon Virginia, Minneapolis, San Juan Puerto Rico, London England and Toronto Canada metropolitan areas. See Note 14 of notes to consolidated financial statements.


ITEM 3.   LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual shareholders' meeting held on September 12, 1996.

                  To elect three (3) directors to hold office until the third annual meeting of stockholders of COMNET following their election and until the election and qualification of their successors.

                                                                 WITHHELD
                             NOMINEES          FOR               AUTHORITY
                  Robert S. Bowen           3,243,073              2,227
                  Ronald F. Friedman        3,243,073              2,227
                  Charles A. Crew*          3,243,073              2,227
                  *Resigned
                  -------------------------------------------------------------

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

                                               CLOSING COMMON STOCK PRICES
                                               ---------------------------
1997                           HIGH      LOW     1996                            HIGH      LOW
----                          ----------------   ----                           ----------------
First - June 30, 1996         $15.00   $10.00     First - June 30, 1995         $10.50     $9.00
Second - September 30, 1996   $16.50   $ 8.00     Second - September 30, 1995   $20.50     $9.13
Third - December 31, 1996     $15.50   $ 8.00     Third - December 31, 1995     $17.00    $10.00
Fourth - March 31, 1997       $11.00   $ 8.50     Fourth - March 31, 1996       $14.00    $10.00

         No cash dividends have been paid on the Company's common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock discussed in Note 8. The Board of Directors intends to retain, for the foreseeable future, the Company's remaining earnings for use in the development of the business.

         At June 23, 1997, there were approximately 1,608 holders of record of the Company's common stock, including persons who wish to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.


ITEM 6.     SELECTED FINANCIAL DATA

(In thousands except per share amounts)                                  Year Ending March 31,
                                                   ------------------------------------------------------------------
                                                       1997          1996         1995          1994          1993
                                                   -----------   -----------  -----------   -----------   -----------
Statement of Earnings Data: (1)
Revenue                                           $   54,547    $  45,873    $  37,883     $  31,370     $  32,099
Earnings (loss) from continuing operations        $   (2,710)   $   5,472    $   5,241     $   3,303     $   5,548
Net earnings (loss) from continuing operations    $   (1,600)   $   2,832    $   2,658     $   1,776     $   3,075
Net loss from discontinued operations             $   - - -          - - -   $    (282)    $   (1,571)   $    (921)
Net earnings (loss)                               $   (1,600)   $   2,832    $   2,376     $     204     $   2,154
Earnings (loss) per share (primary): (2)
  Earnings (loss) from continuing operations per
    share of common stock                         $    (0.54)   $    0.82    $    0.76     $    0.54     $    0.83
  Loss from discontinued operations
    per share of common stock                     $   - - -         - - -    $   (0.08)    $   (0.53)    $   (0.24)
  Net earnings (loss) per share                   $    (0.54)   $    0.82    $    0.68     $    0.01     $    0.59
Weighted average number of shares                      3,263        3,864        3,764         2,941         3,884

Balance Sheet Data:
Working capital                                   $   4,491     $   6,829    $   6,787     $   8,958     $   9,499
Total assets                                      $  75,856     $  67,192    $  57,148     $  49,047     $  45,541
Long-term debt                                    $     304     $     320    $     561     $     719     $   1,206
Stockholders' equity                              $  26,212     $  27,433    $  24,881     $  20,337     $  17,251

---------------------------------------------------------------------------------------------------------------------

(1) Restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems.
(2) See Note 1 of notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 as Compared with 1996

         The Company derives its earnings from Group 1 Software, Inc., its 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the year ended March 31, 1997, the Company's revenue was $54.5 million compared with $45.9 million the prior year. The Company had a net loss from continuing operations of $1.6 million or $(0.54) per share compared with net earnings of $2.8 million or $0.82 per share the prior year. The decline in profitability is primarily attributed to write-downs in the net realizable value of certain capitalized software products. The write downs result from decisions to de-emphasize certain products, principally DOS based PC products which are being replaced with Windows based products and certain mainframe products which are being replaced with new Open Systems products. Additionally, Group 1 incurred additional costs associated with implementation of the United States Postal Service's new mail classification regulations that became effective July 1, 1996.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1997, seven customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.7% of Group 1's total revenue, that percentage is expected to increase with the continued growth of European revenue.

         Software license fees and related revenue of $31.3 million represented an increase of 21% over the prior year attributable primarily to new product licenses. As a percent of total revenue, software license and related revenue was 57% and 56% for fiscal years 1997 and 1996, respectively.

         Licensing of Electronic Document Systems increased by 38% over the prior fiscal year. Sales of the DOC 1 system continue to grow both in North America and Europe.

         The Company's core Mailing Efficiency software license fees for fiscal 1997 increased 20% over the prior year. The increases were primarily due to continued growth of the Open Systems product suite and the new international postal software introduced in the third quarter of fiscal 1997, partially offset by declines in PC product revenue. Mainframe revenue also increased during the period.

         License fees from Database Marketing Systems increased 59% for the fiscal year. The increase resulted from higher revenues from DataDesigns products (acquired in August 1995) and also increased sales of traditional Database Marketing products. During the third quarter, the Company completed an exclusive product licensing agreement with Unica Technologies to market its predictive modeling software under the trademark Model 1. Sales of these products during the fourth quarter also contributed to the increases in this category.

         License fees from Customer Information Management Systems software decreased by $0.6 million for fiscal year 1997 compared with the prior year. Sales of both the WorldTrak product acquired in November 1995 and the NADIS product declined over the prior year. As a result the Company has revised its distribution strategy for both of these product lines. During most of fiscal 1997 each of these products were sold through a direct sales force dedicated to each product. The NADIS product continues to be sold through direct sales; however, it is now sold by the Mailing Efficiency sales force, rather than a dedicated sales force. The market for the WorldTrak product changed significantly during fiscal 1997. Several competitors with greater resources emerged during the year. In order to address the changing market, Group 1 has entered into distribution agreements with business partners for this product and has discontinued its direct sales effort.

        Maintenance and other revenue of $23.3 million for the year increased 16% over the prior year. Maintenance and other revenue accounted for 43% of total revenue in 1997 and 44% of total revenue in 1996. Recognized maintenance fees were $18 million in 1997 and $17.1 million in 1996, an increase of 5%. Professional service and educational training revenues of $5.9 million in 1997 and $3 million in 1996 represented an increase of 97%. The maintenance renewal rate was 83% for fiscal year 1997 compared with 85% in fiscal 1996.

         Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing certain software which fully complied with all new United States Postal Service reclassification regulations the Company extended maintenance contracts by six months for users of its MailStream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of DOC 1, WorldTrak and Data Designs products whose customers typically request more consulting and professional services than do the Company's traditional customers.

         Total operating costs of $56.8 million amounted to 104% of revenue in 1997 compared with $40.6 million or 89% of revenue during 1996. Of the increase in cost, approximately $3.1 million was related to DataDesigns, WorldTrak and Latin American operations which were $0.8 million in the prior year. $4.2 million was attributed to the adjustments to net realizable value of capitalized software. Excluding the capitalized software write downs, total operating costs were 96% of revenue in fiscal 1997.

         Software license expense increased to $12 million in 1997 (including the write downs of capitalized software) representing 38% of software license and related revenues compared with $7.5 million or 29% in 1996. Excluding the write downs to capitalized software, software license expense increased to $9.5 million in 1997 representing 30% of software license and related revenues.

         Maintenance and service expense increased to $13.5 million in 1997 from $7.7 million in 1996, 58% and 38% of maintenance and service revenue, respectively. Excluding the write downs to capitalized software, maintenance and service expense increased to $11.9 million in 1997 representing 51% of maintenance and service revenue. The increase in expense as a percent of maintenance and service revenue (excluding the capitalized software write downs) reflects the proportionately higher percentage of lower margin revenue derived from service versus maintenance, as well as the costs of distribution and service of Group 1's software associated with the implementation of the United States Postal Service's new mail classification regulations effective July, 1, 1996.

        Included in maintenance and service expense above are professional service and educational training costs of $4.4 million which were 74% of professional services revenue during 1997 and $2.3 million or 77% of professional services revenue for the prior year.

         Costs of maintenance were $9.1 million for 1997 representing 51% of maintenance revenue compared with costs of $5.4 million or 32% of maintenance revenue in 1996. Excluding the write downs to capitalized software, costs of maintenance increased to $7.5 million in 1997 representing 43% of maintenance revenue. The increased cost as a percentage of maintenance revenue (excluding the capitalized software adjustments) were primarily due to continued higher distribution costs and technical support expenses for its mail classification software stemming from the United States Postal Service's postal reclassification regulations which became effective July 1, 1996. The Company anticipates the cost as a percentage of revenue to decline as the incremental cost associated with the new postal regulations declines.

        Research, development and indirect support expenses (after capitalization of certain development costs) totaled $3.6 million in 1997 and $2.5 million in 1996, representing 7% and 6% of total revenue, respectively. The increases are due to increased support requirements for Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak which were $0.9 million in 1997 and $0.2 million in 1996. The Company anticipates that these costs as a percentage of revenue will increase due to expanded product offerings.

         Selling and marketing expenses totaled $20.7 million or 38% of revenue in 1997 and $15.9 million or 35% of revenue in the prior year. The current year expenses include $2.1 million for DataDesigns, WorldTrak and Latin America, which were $0.7 million in the prior year. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC 1, NADIS and Open System products. The Company believes these costs, as a percentage of revenue, will remain at approximately these levels.

         General and administrative expenses were $5 million or 9% of total revenue in 1997 compared with $5.4 million or 12% for 1996. The decrease in the current year is primarily due to lower executive compensation accruals and economies of scale achieved with costs spread over a larger revenue base.

         The provision for doubtful accounts was $2 million or 3.6% of revenue in fiscal 1997 as compared with $1.6 million or 3.5% in fiscal year 1996. The increase in the current year provision is based upon the larger accounts receivable balances at March 31, 1997 as compared with the same period the prior year.

         Net non-operating expense was $0.4 million for 1997 compared to net non-operating income of $0.2 million for 1996. These differences primarily reflect higher net interest expense.

         The Company's effective tax rate was 30% in 1997 and 36% in 1996. The current year's rate is the net effect of a 37% domestic tax benefit on taxable loss combined with a 33% foreign tax rate on taxable income.

1996 as Compared with 1995

         The Company sold its COM-MED Systems subsidiary as of March 31, 1995. The Company's consolidated financial statements have been restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems. The Company's remaining business unit is Group 1 Software, Inc., an 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the year ended March 31, 1996, the Company's revenue was $45.9 million compared with $37.9 million the prior year. The Company's net earnings from continuing operations were $2.8 million or $0.82 per share compared with $2.6 million or $0.76 per share the prior year.

         For the year ended March 31, 1996, Group 1's revenue was $45.9 million compared with $37.9 million for the prior year. Net earnings for the year were $3.7 million compared with $3.3 million for fiscal 1995. On December 31, 1994, Group 1 acquired Archetype Systems, Ltd. (renamed Group 1 Software Europe, Ltd.). The results of operations from that subsidiary subsequent to the acquisition did not have a material effect on the consolidated financial statements for fiscal 1995.

         All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1996, four customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for less than 13% of Group 1's total revenue, although that percentage is expected to increase with the continued growth of European revenue.

         Software license fees and related revenue of $25.8 million represented an increase of 24% over the prior year attributable primarily to new product sales. As a percent of total revenue, software license and related revenue was 56% and 55% for fiscal years 1996 and 1995, respectively.

         License fees from Customer Information Management Systems software increased by $808,000 over the prior year due mostly to NADIS revenues; Database Marketing Systems license fees decreased by $127,000 due to lower geographic and demographic licenses fees offset in part by revenue from the newly acquired DataDesigns System. Licensing of the Electronic Document Systems contributed increased revenue of $1.8 million, due primarily to a full year of European operations versus only four months the prior year. Mailing Efficiency software revenues increased $2.6 million over the prior year due to the continued growth of the Open Systems product suite; the increase also reflects a growth of $850,000 in PC software revenue.

         Maintenance and other revenue in fiscal 1996 of $20.1 million increased by 17% over the prior year. Maintenance and other services accounted for 44% of total revenue in 1996 versus 45% of total revenue in 1995. Recognized maintenance contract revenue increased over the prior year by $1.8 million, due primarily to the continuing growth in the number of customers under maintenance contracts. The maintenance renewal rate was 85% for the fiscal year 1996 compared with 83% in fiscal 1995.

         Total operating costs and expenses for fiscal year 1996 were $40.6 million or 89% of total revenue compared with $32.8 million or 87% of total revenue during the prior year. The increase in operating costs and expenses as a percent of revenue is primarily due to increased selling and marketing expenses.

         Software license expense increased to $7.6 million in fiscal 1996 from $6.5 million the prior year, representing 29% and 31% of software license and related revenue, respectively. The increase in software license expense was related to increased amortization of product development and acquisition costs as well as the direct sales support activity related to the DOC 1 and NADIS products. PC cost of sales also increased for the year due to the cost of production and shipping.

         Maintenance and other service expense increased to $7.6 million in the current year from $6.2 million in 1995, representing 38% and 36% of maintenance and other revenue, respectively. The incremental cost was due primarily to an increase of $1.3 million in amortization expenses for the current year reflecting the new and enhanced products released during fiscal 1996 and fiscal 1995 for all computer platforms. Amortization was 11% of total revenue in both years. Group 1 expects the amortization of software costs to continue to increase due to development expenditures capitalized and to recent software acquisitions. Other direct costs to fulfill new customer orders and provide updates for existing customers increased to 6% of total revenue from 5% the prior year due to an increase in internal product distribution support personnel. Group 1 expects the cost of maintenance and other service to increase as Group 1's customer base expands.

         Research, development and indirect support expenses totaled $2.6 million in fiscal 1996 and $1.9 million in the prior year, representing 6% and 5% of revenue, respectively. Expenses during fiscal 1996 increased due to additional internal management and technical support requirements for the growing number of computer platforms and specialized product applications. Group 1 expects these expenses to continue to increase as Group 1's product applications increase.

         Selling and marketing expenses totaled $15.9 million or 35% of revenue in fiscal year 1995, compared with $12.2 million or 32% of revenue the prior year. The increase in expenses reflects higher sales compensation, travel and direct marketing expenses to support increased sales activity for new products and markets.

         General and administrative expenses increased $0.8 million to $5.4 million or 12% of revenue, primarily as a result of increased costs associated with a full year of Group 1's operations in Europe and establishing operations in Puerto Rico to address the South American market. Additionally, compensation and professional services increased over the prior year.

         The provision for doubtful accounts of $1.6 million represented an increase of $0.1 million from the prior year. This increase over the prior year reflects a reduction in that year of reversal of reserves associated with a note receivable for which payment was received.

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

SEASONALITY AND INFLATION

         Group 1 in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year, however, there can be no certainty that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to a fiscal year incentive program for Group 1's sales representatives. Group 1's revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. A substantial portion of revenue in any given quarter is comprised of a relatively limited number of high-value software license agreements. These license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

         Prices remain stable for Group 1's products. Inflation directly affects Group 1's cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $4.5 million at March 31, 1997 as compared with $6.8 million in the prior year. The current ratio was 1.1 to 1 at March 31, 1997, compared with 1.3 to 1 at March 31, 1996. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

         The Company provides for its cash requirements through cash funds generated from operations. Additionally, its Group 1 subsidiary maintains a line of credit facility. On October 8, 1996 Group 1 entered into a new two year uncollateralized $10,000,000 line of credit arrangement with Crestar Bank. The line of credit bears interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points at Group 1's option. The line of credit requires Group 1 to maintain an EBIT to interest expense ratio of at least 4.5 to 1 through December 31, 1997 and at least 6.5 to 1 thereafter. Borrowings under the facility are limited to 85% of eligible receivables. At March 31, 1997 borrowings outstanding under the line of credit were $7.1 million; at March 31, 1996, there were no short-term borrowings.

         During fiscal 1997 a net loss of $1.6 million plus non-cash expenses of $12.7 million provided a total of $11.1 million cash from operating activities. This amount was offset by increases in accounts receivable of $10.1 million which is the combined result of higher year-end sales over the prior year-end and the increased mix of large dollar contracts with extended collection cycles versus the prior year. Deferred revenues increased cash by $2.3 million, and other working capital items decreased cash by $0.6 million. Cash flows from investing activities are primarily expenditures for investments in software development and capital equipment of $12 million. Cash of $2 million was generated from the sale of marketable securities. Proceeds from the exercise of the Company's stock options generated cash of $0.3 million. Long-term debt was reduced by $0.4 million, and dividends of $0.2 million were paid while short-term borrowings increased by $7.1 million.

         Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. In the years ended March 31, 1997, 1996, and 1995, the principal amount of installment agreements entered into during the year represented 10%, 15%, and 17% of Group 1's revenue, respectively. Installment receivables included in accounts receivable are $11.9 million and $11.8 million at March 31, 1997 and 1996, respectively. Group 1 continues to experience a significant interest in financing of software purchases by a broad range of customers, in every industry segment served. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current year revenues.

        Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these clients may have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. Group 1 is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $9.3 million, or 78%, of the installment receivables at March 31, 1997.

         As of March 31, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages 19 through 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                              -------------------



To the Stockholders and
    Board of Directors
    COMNET Corporation


         We have audited the accompanying consolidated balance sheets of COMNET Corporation and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of Group 1's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMNET Corporation and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                     COOPERS & LYBRAND, L.L.P.

McLean, Virginia
June 27, 1997

                               COMNET CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,
                                                                         --------------------------------------
                                                                              1997                    1996
                                                                         -------------          ---------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                             $  1,628,552              $  1,844,521
   Marketable securities                                                        - - -                 1,979,166
   Trade and installment accounts receivable,
     less allowance of $3,208,000 and $2,409,000                           32,460,267                24,488,730
   Deferred income taxes                                                    2,385,099                 1,923,000
   Prepaid expenses and other current assets                                4,532,748                 2,793,129
                                                                          -------------             -------------

 Total current assets                                                      41,006,666                33,028,546

 Installment accounts receivable, long-term                                 6,169,987                 5,985,291
 Property and equipment, net                                                3,666,782                 3,269,206
 Computer software, net                                                    22,306,255                22,425,814
 Other assets                                                               2,706,610                 2,482,964
                                                                          ===========               ===========

   Total assets                                                          $ 75,856,300              $ 67,191,821
                                                                          =============             ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                                 $  7,096,854              $      - - -
   Accounts payable                                                         3,168,485                 2,483,356
   Current portion of long-term debt                                          163,748                   564,934
   Accrued expenses                                                         5,932,607                 5,277,990
   Accrued compensation                                                     3,984,139                 3,743,954
   Current deferred revenues                                               16,169,758                14,129,359
                                                                         ------------               -----------

 Total current liabilities                                                 36,515,591                26,199,593

 Long-term debt, net of current portion                                       303,504                   320,115
 Deferred revenues, long-term                                               4,605,606                 4,363,429
 Deferred income taxes                                                      2,801,078                 3,147,000
 Minority interest in net earnings of consolidated subsidiary               5,418,731                 5,728,613
                                                                          -----------               -----------

  Total liabilities                                                        49,644,510                39,758,750
                                                                          -----------               -----------

 Commitments and contingent liabilities

 Stockholders' equity:
 6% cumulative convertible preferred stock (Note 9)                         2,845,857                 2,845,857
 Common stock $0.50 par value; 10,000,000 shares authorized;
    3,587,990 and 3,562,690 issued and outstanding                          1,793,995                 1,781,345
 Capital contributed in excess of par value                                17,728,151                17,471,861
 Retained earnings                                                          5,507,940                 7,285,246
 Unrealized loss on investments, net                                            - - -                    (2,175)
 Cumulative foreign currency translation                                      351,197                    66,287
                                                                          -------------             -----------
                                                                           28,227,140                29,448,421
 Less treasury stock at cost, 316,267 shares                               (2,015,350)               (2,015,350)
                                                                          -------------             -----------

 Total stockholders' equity                                                26,211,790                27,433,071
                                                                                                    -----------


                                                                          -----------

 Total liabilities and stockholders' equity                              $ 75,856,300              $ 67,191,821
                                                                          ===========               ===========


See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                  Year Ended March 31,
                                                                -------------------------------------------------------
                                                                      1997                1996               1995
                                                                ------------------   ----------------   ---------------
Revenue:
  Software license and related revenues                               $ 31,253,434       $25,785,598       $20,754,197
  Maintenance and other revenue                                         23,293,515        20,087,224        17,128,462
                                                                 ------------------  ----------------    --------------

    Total revenue                                                       54,546,949        45,872,822        37,882,659
                                                                 ------------------  ----------------    --------------

Costs and expenses:
  Software license expense                                              12,014,110         7,582,297         6,453,283
  Maintenance and service expense                                       13,516,133         7,569,039         6,170,855
  Research, development and indirect support                             3,597,915         2,627,627         1,895,315
  Selling and marketing                                                 20,725,677        15,897,343        12,208,007
  General and administrative                                             5,020,902         5,345,635         4,609,469
  Provision for doubtful accounts                                        1,956,403         1,617,637         1,487,878
                                                                 ------------------  ----------------    --------------
    Total costs and expenses                                            56,831,140        40,639,578        32,824,807
                                                                 ------------------  ----------------    --------------

Operating earnings (loss)                                               (2,284,191)        5,233,244         5,057,852

Non-operating income (expense), net                                       (425,627)          238,871           183,552
                                                                 ------------------  ----------------     -------------

Earnings (loss) from continuing operations before
  provision for income taxes                                            (2,709,818)        5,472,115         5,241,404

Provisions (benefit) for income taxes                                     (799,630)        1,985,000         1,968,539

Minority interest in net earnings (loss) of consolidated
 subsidiary                                                               (309,882)          655,578           615,158
                                                                 ------------------   ---------------     -------------

Net earnings (loss) from continuing operations                          (1,600,306)        2,831,537         2,657,707

Discontinued operations:
  Loss from discontinued operations (net of tax
   benefits of $83,000 for 1995)                                             - - -             - - -          (161,504)
  Loss on disposal of discontinued operations (net of
   tax benefit of $61,000)                                                   - - -             - - -          (120,282)
                                                                 ------------------   ---------------     -------------

Net earnings (loss)                                                     (1,600,306)        2,831,537         2,375,921

Preferred stock dividend requirements                                     (177,000)         (177,000)         (177,000)
                                                                 ------------------   ---------------     -------------

Net earnings (loss) available to common stockholders                  $ (1,777,306)      $ 2,654,537       $ 2,198,921
                                                                 ==================   ===============     =============

Earnings (loss) per share of common stock
     Continuing operations                                            $      (0.54)      $      0.82       $      0.76
     Discontinued operations                                                 - - -             - - -             (0.08)
                                                                 ------------------   ---------------     -------------
     Net earnings (loss) per common share                             $      (0.54)      $      0.82       $      0.68
                                                                 ==================   ===============     =============

Weighted average shares outstanding                                      3,262,813         3,864,294         3,764,078
                                                                 ==================   ===============     =============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years Ended March 31, 1997, 1996 and 1995


Common Stock

                                                     6%                              Capital
                                                 Cumulative         $0.50        Contributed In
                                                Convertible          Par          Excess of Par      Retained
                                              Preferred Stock       Value             Value          Earnings
                                              ----------------- ---------------  ---------------- ----------------
Balance, March 31, 1994                            $2,845,857      $1,609,237       $14,602,536       $2,431,788


Dividends to preferred stockholders                     - - -           - - -             - - -         (177,000)
Repurchase of common stock                              - - -           - - -             - - -            - - -
Issuance of stock upon exercise of options              - - -          82,637         1,136,108            - - -
Gain on foreign currency translation                    - - -           - - -             - - -            - - -
Unrealized loss on investments                          - - -           - - -             - - -            - - -
Net earnings for the year                               - - -           - - -             - - -        2,375,921
                                              ----------------- ---------------  ---------------- ----------------
Balance, March 31, 1995                             2,845,857       1,691,874        15,738,644        4,630,709

Dividends to preferred stockholders                     - - -           - - -             - - -         (177,000)
Issuance of stock upon exercise of options              - - -          89,471         1,733,217            - - -
Gain on foreign currency translation                    - - -           - - -             - - -            - - -
Unrealized gain on investments                          - - -           - - -             - - -            - - -
Net earnings                                            - - -           - - -             - - -        2,831,537
                                              ----------------- ---------------  ---------------- ----------------
Balance, March 31, 1996                             2,845,857       1,781,345        17,471,861        7,285,246

Dividends to preferred stockholders                     - - -           - - -             - - -         (177,000)
Issuance of stock upon exercise of options              - - -          12,650           256,290            - - -
Gain on foreign currency translation                    - - -           - - -             - - -            - - -
Unrealized gain on investments                          - - -           - - -             - - -            - - -
Net (loss)                                              - - -           - - -             - - -      (1,600,306)
                                              ----------------- ---------------  ---------------- ----------------
Balance, March 31, 1997                            $2,845,857      $1,793,995       $17,728,151       $5,507,940
                                              ================= ===============  ================ ================



                                                               Unrealized     Cumulative
                                               Treasury       Gain (Loss)      Foreign            Total
                                                Stock             from         Currency         Stockholders'
                                               at Cost        Investments     Translation         Equity
                                            ---------------  --------------- ---------------  ----------------


Balance, March 31, 1994                       $(1,151,990)    $      - - -    $      - - -    $   20,337,428


Dividends to preferred stockholders                 - - -            - - -           - - -          (177,000)
Repurchase of common stock                       (863,360)           - - -           - - -          (863,360)
Issuance of stock upon exercise of options          - - -            - - -           - - -         1,218,745
Gain on foreign currency translation                - - -            - - -          18,486            18,486
Unrealized loss on investments                      - - -          (44,720)          - - -           (44,720)
Net earnings for the year                           - - -            - - -           - - -         2,375,921
                                            ---------------  --------------- ---------------  ----------------
Balance, March 31, 1995                        (2,015,350)         (44,720)         18,486        22,865,500

Dividends to preferred stockholders                 - - -            - - -           - - -          (177,000)
Issuance of stock upon exercise of options          - - -            - - -           - - -         1,822,688
Gain on foreign currency translation                - - -            - - -          47,801            47,801
Unrealized gain on investments                      - - -           42,545           - - -            42,545
Net earnings                                        - - -            - - -           - - -         2,831,537
                                            ---------------  --------------- ---------------  ----------------
Balance, March 31, 1996                        (2,015,350)          (2,175)         66,287        27,433,071

Dividends to preferred stockholders                 - - -            - - -           - - -          (177,000)
Issuance of stock upon exercise of options          - - -            - - -           - - -           268,940
Gain on foreign currency translation                - - -            - - -         284,910           284,910
Unrealized gain on investments                      - - -            2,175           - - -             2,175
Net (loss)                                          - - -                            - - -       (1,600,306)
                                            ---------------  --------------- ---------------  ----------------
Balance, March 31, 1997                       $(2,015,350)   $        - - -       $351,197       $26,211,790
                                            ===============  =============== ===============  ================


See notes to consolidated financial statements.

                               COMNET CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended March 31,
                                                                -----------------------------------------------------------
                                                                      1997                 1996                 1995
                                                                -----------------    -----------------    -----------------
Cash flows from operating activities:
   Net earnings (loss)                                             $ (1,600,306)        $  2,831,537           $  2,375,921
  Adjustments to reconcile earnings (loss) from
  operations to net cash provided by operating activities:
     Amortization expense                                            10,849,115            5,095,487              3,796,982
     Depreciation expense                                               986,284              861,499                749,036
     Provision for doubtful accounts receivable                       1,956,403            1,617,637              1,906,184
     Net gain on disposal of asset                                        - - -                - - -                  7,999
     Deferred income taxes                                             (808,021)           1,548,022              1,112,000
     Minority interest in earnings of
      consolidated subsidiary                                          (309,882)             655,578                615,158
  Changes in assets and liabilities:
     Increase in accounts receivable                                (10,112,636)          (9,977,778)            (6,068,215)

     (Increase) decrease in other current assets                     (1,739,619)            (201,546)              (166,758)
     (Increase) decrease in other assets                               (355,146)             401,975                 72,024
     Increase in deferred revenues                                    2,282,576            2,396,459              2,097,704
     Increase (decrease) in accounts payable                            685,129             (317,810)               665,744
     Increase in accrued expenses                                       894,802            1,839,794              2,133,737
                                                                   ------------         ------------           ------------
   Net cash provided by operating activities                          2,728,699            6,750,854              9,297,516
                                                                   ------------         ------------           ------------

Cash flows from investing activities:
     Purchase and development of computer software                  (10,557,263)          (8,758,547)            (5,902,737)
     Purchase of equipment and improvements                          (1,424,653)          (1,299,991)              (726,166)
     Purchase of marketable securities                                    - - -          (18,066,997)            (3,824,344)

     Sale of marketable securities                                    1,981,341           19,910,000                  - - -
     Advances to and payment for acquisition
      of subsidiary, net of cash acquired                                 - - -                - - -             (2,514,945)
     Sale of assets                                                       - - -                - - -                354,689
                                                                   ------------         ------------           ------------
   Net cash used in investing activities                            (10,000,575)          (8,215,535)           (12,613,503)
                                                                   ------------         ------------           ------------

Cash flows from financing activities:
     Proceeds from short-term borrowings                             20,961,666            8,384,995              3,307,458
     Reduction of short-term borrowings                             (13,864,812)          (8,384,995)            (3,307,458)
     Proceeds from exercise of stock options                            268,940            1,822,688                355,395
     Proceeds from exercise of subsidiary stock options                   - - -                4,967                  - - -
     Reduction of long-term debt                                       (417,797)            (328,050)              (788,339)
     Dividend paid on preferred stock                                  (177,000)            (177,000)              (177,000)
                                                                   ------------         ------------           ------------
    Net cash provided by (used in) financing activities               6,770,997            1,322,605               (609,944)
                                                                   ------------         ------------           ------------

    Net increase (decrease) in cash and cash
    equivalents                                                        (500,879)            (142,076)            (3,925,931)
    Effect of currency translation on cash                              284,910               47,801                 30,659
    Cash and cash equivalents at beginning of period                  1,844,521            1,938,796              5,834,068
                                                                   ------------         ------------           ------------
    Cash and cash equivalents at end of period                     $  1,628,552         $  1,844,521           $  1,938,796
                                                                   ============         ============           ============


See notes to consolidated financial statements.

                               COMNET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         COMNET Corporation ("COMNET" through its subsidiary, Group 1 Software, Inc. ("Group 1") develops, acquires, markets and supports specialized marketing and mail management software.

         The Company distributes all of its products in North America and its Electronic Document Systems throughout the World.

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of COMNET Corporation and its wholly and majority owned subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

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

         The amount of deferred revenue at March 31, 1997, to be recognized during the subsequent years is:

    1998                               $16,169,758
    1999                                 2,641,033
    2000                                 1,333,862
    2001                                   428,020
    2002                                   197,023
    2003 & beyond                            5,668
                                    ---------------
                                       $20,775,364
                                    ===============

         Contracts for professional services are negotiated individually and are non-cancelable. The Company recognizes revenues from professional service contracts using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known.

         Contract professional services revenue in the years ended March 31, 1997 and 1996 was recognized primarily using the percentage-of-completion method as the work was performed. For the period ended March 31, 1995 the completed contract method was used; any difference in revenue resulting from this change in accounting method was immaterial to the consolidated financial statements for 1995.

Cash Equivalents

         Cash equivalents consist of investments with original maturities of 90 days or less, which are readily convertible into cash.

Installment Accounts Receivable

         License agreements may be executed under installment contracts, which provide for interest charges and monthly payments, with terms up to five years. Interest income from such contracts, which is included in software licenses and related revenue, was $468,000, $440,000, and $406,000 in 1997, 1996, and 1995,
respectively.

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

         Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

         Costs for research and development incurred in 1997, 1996, and 1995 were approximately $12,604,000, $9,068,000, and $6,948,000, respectively. Under FASB Statement No. 86, software development costs amounting to $9,331,000, $7,675,000, and $5,089,000, respectively, were capitalized. During the years ended March 31, 1997, 1996, and 1995, amortization of capitalized internally developed computer software costs, based on an estimated economic life of no more than five years, was $8,540,000, $4,010,000, and $3,430,000, respectively.

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

Goodwill

         The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods not exceeding 9 years. Amortization charged to operations amounted to $132,000, $70,000, and $44,000, for 1997, 1996, and 1995, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 1997.

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

Minority Interest

         Minority interest of approximately 18.8% for each of the years ending March 31, 1997, 1996, and 1995, is reflected in consolidation and is the portion of Group 1 Software, Inc. ("Group 1") that is not owned by the Company.

Earnings per Share of Common Stock

         Earnings per share of common stock have been computed for the years ended March 31, 1997, 1996, and 1995 on net earnings, after deducting dividends using the weighted average number of common and dilutive common equivalent shares outstanding during the respective years. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method. The weighted average number of common shares and equivalents used for primary earnings per share was 3,262,813 in 1997; 3,716,794 in 1996, and 3,616,578 in 1995

Concentration of Credit Risk

         The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately from clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These clients represent approximately $9.2 million or 78% of the installment receivables at March 31, 1997 versus $9.0 million or 76% the prior year.

Impairment of Long-Lived Assets

         Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Adoption of this standard on April 1, 1996 did not have a material effect on the financial position or results of operation of the Company.

Fair Value of Financial Instruments

         The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices which are generally readily available. The Company estimates the fair value of its notes and extended term receivables by discounting the required future cash flows using borrowing rates at which similar types of borrowing arrangements could be currently obtained by the Company. Since the Company's notes payable and Line of Credit are short term, carrying value approximates fair value in nature.

New Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share. This statement which must be adopted by the Company for fiscal years beginning April 1, 1997, requires earnings per share to be calculated under newly prescribed methods. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements

Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)     ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:

                                                                               March 31,
                                                                -----------------------------------------
                                                                      1997                    1996
                                                                -----------------       -----------------
         Trade                                                      $29,974,239             $21,114,071
         Installment accounts receivable,
          interest typically at 8.5% to 13%                          11,864,015              11,768,950
         Allowance for doubtful accounts                             (3,208,000)             (2,409,000)
                                                                -----------------       -----------------
                                                                     38,630,254              30,474,021
         Less non-current portion of
          installment accounts receivable                             6,169,987               5,985,291
                                                                -----------------       -----------------
         Current portion                                            $32,460,267             $24,488,730
                                                                =================       =================


(3)     PREPAID EXPENSE AND OTHER ASSETS

         Prepaid expenses and other current assets are comprised of the following:

                                                            March 31,
                                             -----------------------------------------
                                                   1997                    1996
                                             -----------------       -----------------
         Prepaid expense                          $1,095,771             $563,418
         Prepaid commission                        1,046,266              801,911
         Prepaid royalty                             545,495              695,003
         Other assets                              1,845,216              732,797
                                                  ----------           ----------
                                                  $4,532,748           $2,793,129
                                                  ==========           ==========



         Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement revenues deferred into future periods.

(4)     PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following:

                                                                      March 31,
                                                       -----------------------------------------
                                                             1997                    1996
                                                       -----------------       -----------------
        Data processing equipment                           $5,880,074             $4,663,216
        Furniture and fixtures                               2,554,087              2,513,106
        Leasehold improvements                                 833,847                667,033
                                                          ------------            -----------
                                                             9,268,008              7,843,355
        Less accumulated depreciation and                   (5,601,226)            (4,574,149)
          amortization                                    ------------            -----------
                                                            $3,666,782             $3,269,206
                                                          ============            ===========





(5)     COMPUTER SOFTWARE

         Computer software is comprised of the following:

                                                             March 31,
                                              -----------------------------------------
                                                    1997                    1996
                                              -----------------       -----------------

        Developed software                          $41,837,398             $30,247,944
        Acquired software                             5,931,877               6,317,931
        Software purchased for
         internal use                                 3,397,373               3,382,908
                                                    -----------             -----------
                                                     51,166,648              39,948,783

                                                    (28,860,393)            (17,522,969)
        Less accumulated amortization               -----------             -----------
                                                    $22,306,255             $22,425,814
                                                    ===========             ===========


(6)     ACCRUED EXPENSES

         Accrued expenses are as follows:

                                                                     March 31,
                                                      -----------------------------------------
                                                            1997                    1996
                                                      -----------------       -----------------
        Accrued sales and other taxes                        $1,456,178                $734,798
        Accrued royalties                                     1,228,770                 953,636
        Accrued sales incentives                                326,418                 301,556
        Accrued rent abatements                                 106,424                  39,402
        Accrued dividends                                        44,250                  44,250
        Other accrued expenses                                2,666,758               3,032,157
        Accrued expense for disposition
          of AIM operations                                      28,283                  63,750
        Accrued expense for disposition of
        COM-MED operations                                       75,526                 108,441
                                                             ----------              ----------
                                                             $5,932,607              $5,277,990
                                                             ==========              ==========



(7)     SHORT-TERM BORROWINGS

         At March 31, 1997, the Company's Group 1 Software, Inc. subsidiary, maintained an uncollateralized $10,000,000 bank line of credit arrangement with interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points. The line of credit arrangement requires Group 1, among other things, to maintain an EBIT to interest expense ratio of at least 4.5 to 1 through December 31, 1997 and at least 6.5 to 1 thereafter. Borrowings under the facility are limited to 85% of eligible receivables. At March 31, 1997 borrowings under the line of credit were $7,096,854; at March 31, 1996 there were no short-term borrowings.

(8)     LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                   March 31,
                                                -----------------------------------------
                                                      1997                    1996
                                                -----------------      -----------------
        Installment notes payable                      $363,505                $702,035
        Capitalized lease obligations                   103,747                 183,014
                                                ---------------         ---------------
        Sub-total                                       467,252                 885,049
        Less current portion                            163,748                 564,934
                                                ===============         ===============
        Long-term portion                              $303,504                $320,115
                                                ===============         ===============

         Installment notes and capital lease obligations are payable monthly and bear interest at rates ranging from 6% to 10%. The notes are collateralized by certain furniture and equipment with a net book value that approximates the outstanding loan balance. These lease obligations were entered into at then current market rates.

         As of March 31, 1996, installment notes include two notes with no interest. These notes were discounted to reflect the present value of the debt. The note for the acquisition of certain assets of Arc Tangent, Inc. was discounted at 6% to $291,220 at March 31, 1996. The note payable for the acquisition of certain assets of PostSaver, Inc. has been discounted at 7.25% to $167,360 at March 31, 1996. (See Note 14). These notes were paid in full as of March 31, 1997.

         The aggregate maturities of the long-term debt during the years subsequent to March 31, 1997 are:

                      1998                        $163,748
                      1999                          72,713
                      2000                          52,709
                      2001                          58,229
                      2002 and beyond              119,853
                                                  --------
                                                  $467,252
                                                  ========



         The Company believes that there are no material differences between carrying amounts and market value of its long-term obligations.

(9)     STOCKHOLDERS' EQUITY

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

         Stock Option Plans

         The Company has five stock option programs currently in effect, and two predecessor plans for which option grants are still outstanding.

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





                                                                                                  Option
                                                                                                  Shares
           Shares under option - March 31, 1995                                                    - - -
           Options granted - 1995 - exercise price $10.00                                        316,950
                                                                                                 -------
           Shares under option March 31, 1996 - exercise price of $10.00                         316,950

           Options granted - 1997 - exercise prices of $9.00 - 10.25                              71,500
           Options canceled - 1997                                                               (38,390)
                                                                                                 -------
           Shares under option, March 31, 1997 - exercise prices of $9.00 - $10.25               350,060
                                                                                                 =======


         At March 31, 1997 options for 55,712 shares were exercisable at $10.00. Options outstanding at March 31, 1997, expire in years ending March 31, 2006 through 2008. Options for 70,012 shares become exercisable in the year ending March 31, 1998, 210,550 shares were available for future grants of options.

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

                                                                                              Option
                                                                                              Shares
                                                                                            ----------
         Shares under option, March 31, 1994 - exercise prices of $6.625 - $3.25              974,328
         Options granted - 1995 - exercise price of $7.50                                      17,500
         Options exercised - 1995 - exercise prices $6.625  - $8.25                          (165,274)
         Options canceled - 1995                                                             (178,450)
                                                                                            ----------
         Shares under option, March 31, 1995 - exercise  prices of $6.625 - $30.25            648,104

         Options granted - 1996 - exercise prices of  $10.00                                   67,383
         Options exercised - 1996 - exercise prices $5.375  - $14.00                          (78,983)
         Options canceled - 1996                                                              (29,100)
                                                                                            ----------
         Shares under option, March 31, 1996 - exercise prices of $6.625 - $30.25             607,404

         Options granted - 1997 - exercise prices of  $6.625 - $8.25                          (25,300)
         Options canceled - 1997                                                              (21,240)
                                                                                            ----------
         Shares under option, March 31, 1997 - exercise prices of $6.625 - $30.25             560,864
                                                                                            ==========

         As of March 31, 1997, options for 449,111 shares were exercisable at prices ranging from $6.625 to $30.25. Options outstanding at March 31, 1997 expire in years ending March 31, 1998 through 2006. Options for 44,923 shares become exercisable in the year ending March 31, 1998. No stock appreciation units have been granted under the plan. As of March 31, 1996, the 1986 Stock Option and Stock Appreciation Unit Plan had terminated and no future grants of options will be made under the plan.

         The COMNET Corporation Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock under conditions defined by the plan. The options vest over five years and expire fifteen years after the date of the grant. The plan activity was as follows:

                                                                                              Option
                                                                                              Shares
                                                                                             --------
         Shares under option, March 31, 1996                                                   - - -
         Options granted - 1997 - exercise price of $10.00                                    30,000
                                                                                             --------
         Shares under option, March 31, 1997 - exercise price of $10.00                       30,000
                                                                                             ========

         At March 31, 1997, none of these options were exercisable. Options for 6,000 shares became exercisable in the year ending March 31, 1998. At March 31, 1997, 120,000 shares were available for future options.

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

                                                                                               Option
                                                                                               Shares
                                                                                             ---------
         Shares under option, March 31, 1994 - exercise prices of $5.375 - $30.00              184,334
         Options exercised - 1995 - exercise prices of $5.375 - $7.125                        (37,500)
                                                                                             ---------
         Shares under option, March 31, 1995 - exercise prices of $5.375 - $30.00              146,834

         Options exercised - 1996 - exercise prices of  $5.375 - $11.00                       (99,959)
                                                                                             ---------
         Shares under option, March 31, 1996 and 1997, exercise price of $16.50 - $30.00        46,875
                                                                                             =========

         As of March 31, 1997, 46,875 shares under option were vested and exercisable. Options outstanding at March 31, 1997 expire in years ending March 31, 2001 through 2002. The plan has issued options to the full extent of the number of shares of common stock reserved for issuance; no further grants will be made thereafter.

         In 1991, the Company granted options to purchase an aggregate of 465,000 shares of common stock at an exercise price of $21.75 per share to the individuals then serving on the reconstituted Board of Directors, as an inducement to such individuals to serve on the board. Currently options to purchase 210,000 shares remain granted. The options are exercisable for 10 years from the date of grant and vest 20% per year, subject to potential acceleration as defined in the stock option agreements. As of March 31, 1997, 210,000 shares were vested and exercisable.

         In 1992, the Company granted options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $30.25 per share to the individuals serving on the Advisory Committee. The options are exercisable for ten years from the date of grant and vest 20% per year. As of March 31, 1997, 15,000 shares were vested and exercisable.

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

                                                                                               Option
                                                                                               Shares
                                                                                             ---------
         Shares under option, March 31, 1994 - exercise prices $24.25 - $30.50                  35,000
         Options granted - 1995 - exercise price of $8.75                                       25,000
                                                                                             ---------
         Shares under option, March 31, 1995 - exercise prices of $8.75 - $30.50                60,000

         Options granted - 1996 - exercise price of  $10.125                                    30,000
         Options canceled - 1996                                                              (20,000)
                                                                                             ---------
         Shares under option, March 31, 1996 and 1997 - exercise prices of $8.75 - $24.25       70,000
                                                                                             =========


         As of March 31, 1997, 28,000 options were exercisable. Options outstanding at March 31, 1997, expire in the years ending March 31, 2003 through 2004. Options for 14,000 shares become exercisable in the year ending March 31, 1998. At March 31, 1996 the 1992 Stock Option Plan for Non-Employee Directors had terminated and no future grants of options will be made under the plan.

         At March 31, 1997, approximately 1,852,779 shares of common stock were specifically reserved for issuance under the employee stock option plan and the director stock option plans.

         A summary of the status of the Plans is presented below:

                                                                             Year Ended March 31,
                                                           ------------------------------------------------------
                                                                     1997                          1996
                                                           ------------------------      ------------------------
                                                                         Weighted                       Weighted
                                                                         Average                        Average
                                                                         Exercise                       Exercise
                                                              Shares      Price            Shares        Price
                                                           ------------------------      ------------------------
         Options outstanding beginning of period              1,266,229    $13.06          1,079,938      $13.61
         Options exercised                                     (25,300)    $10.34          (178,942)       $8.48
         Options canceled                                      (59,630)    $11.91           (49,100)      $14.16
         Options granted                                         96,500     $9.32            414,333      $10.01
         Options outstanding end of period                    1,277,799    $12.95          1,266,229      $13.06
         Options exercisable at end of period                   731,293    $14.89            731,531      $12.71
         Weighted-average fair value of options granted
         during the Period.                                       $6.61                        $7.08

         As of March 31, 1997, the weighted average remaining contractual life of the options that range from $9.00 to $10.25 is 8.79 years.

         As of March 31, 1997, and 1996, the pro forma tax effects under SFAS 109 would include an increase to the deferred tax liability of $47,844 and increase to the deferred tax asset of $21,266.

         The Company accounts for the fair value of its grants under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                      1997                     1996
                                                                 -------------              ----------
         Net earnings (loss)
            As reported                                           $(1,777,306)              $2,654,537
            Pro forma                                             $(1,939,489)              $2,595,953
         Earnings (loss) per common share
            As reported                                                $(0.54)                   $0.82
            Pro forma                                                  $(0.59)                   $0.80

         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1997 and 1996, respectively; dividend yield of 0%, expected volatility of 65%, risk-free interest rate of 6.59% and 5.79%, respectively, and an expected term of 7 years.

(10)  INCOME TAXES

         The provision for income taxes for continuing operations consists of the following components:

                                                                             Year Ended March 31,
                                                           -------------------------------------------------------
                                                                1997                 1996                1995
                                                           --------------       -------------       --------------
         Federal:
           Current                                        $     (764,302)      $      244,000      $        46,000
           Deferred                                             (751,613)             945,000            1,396,000
                                                           --------------       -------------       --------------
                                                              (1,515,915)           1,189,000            1,442,000
                                                           --------------       -------------       --------------

         State:
           Current                                                 68,000              76,000               80,000
           Deferred                                                 3,088              73,000              157,000
                                                           --------------       -------------       --------------
                                                                   71,088             149,000              237,000
                                                           --------------       -------------       --------------

         Foreign:
           Current                                                694,926             362,000              157,000
           Deferred                                              (49,729)             285,000              132,000
                                                           --------------       -------------       --------------
                                                                  645,197             647,000              289,000
                                                           --------------       -------------       --------------

                                                          $     (799,630)      $    1,985,000      $     1,968,000
                                                           ==============       =============       ==============



         The benefit for income taxes for discontinued operations consists of the following components:

                                                                             Year Ended March 31,
                                                           -------------------------------------------------------
                                                                1997                 1996                1995
                                                           -------------        -------------       --------------
         Federal:
           Current                                        $        - - -      $         - - -      $       275,000
           Deferred                                                - - -                - - -            (414,000)
                                                           -------------        -------------       --------------
                                                                                                         (139,000)
         State:
           Current                                                 - - -                - - -                3,000
           Deferred                                                - - -                - - -              (8,000)
                                                           -------------        -------------       --------------
                                                                   - - -                - - -              (5,000)
                                                           -------------        -------------       --------------
                                                          $        - - -      $         - - -      $     (144,000)
                                                           =============        =============       ==============

         The provision for income taxes for continuing operations varied from that computed using the statutory federal income tax rate as follows:

                                                                                   Year Ended March 31,
                                                                        -----------------------------------------
                                                                            1997           1996           1995
                                                                        -----------     ----------     ----------
         Statutory tax rate                                               (34.0)%         34.0%           34.0%
         State income taxes, net of federal income tax benefit              1.7            1.9             3.1
         Research and development tax credits                             - - -           (0.9)           (4.0)
         Foreign taxes                                                     (0.7)           1.5             2.1
         Other, net                                                         3.5           (0.2)            2.4
                                                                        -----------     ----------     ----------
           Effective tax rate                                             (29.5)%         36.3%           37.6%
                                                                        ===========     ==========     ==========

         The significant components of the current deferred tax asset and the long-term deferred tax liabilities are:

                                                                                        March 31,
                                                                          ----------------------------------------
                                                                                1997                      1996
                                                                          --------------            --------------
         Current:
         -------
           Deferred maintenance revenue                                     $  530,974                $  531,000
           Allowance for doubtful accounts                                   1,329,597                   928,000
           Reserve for the disposition of AIM                                    9,616                    22,000
           Other, net                                                          514,912                   442,000
                                                                          --------------            --------------
             Total current deferred tax assets                              $2,385,099                $1,923,000
                                                                          ==============            ==============

         Long-term:
         ---------
           Deferred maintenance revenue - long-term                         $1,134,164               $ 1,439,000
           Allowance for doubtful accounts                                     500,963                   501,000
           Capitalized software                                             (5,854,463)               (5,930,000)
           Depreciation                                                        426,313                  (81,000)
           Other, net                                                          991,945                   924,000
                                                                          --------------            --------------
             Total long-term deferred tax liabilities                      $(2,801,078)              $(3,147,000)
                                                                          ==============            ==============


         The Company has consolidated investment and research and development tax credit carry forwards of $1,244,000, which will expire in 2005 through 2012.

(11)  BENEFIT PROGRAMS

         The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. Company contributions for the years ended March 31, 1997, 1996 and 1995 were $254,000, $226,000, and $184,000, respectively.

(12)  INCOME DATA (UNAUDITED)

         Quarterly financial information for the years ended March 31, 1997 and 1996 was as follows:

                                                  First      Second        Third        Fourth
                                                 Quarter     Quarter      Quarter       Quarter        Year
                                                 -------     -------      -------       -------       -------
         (Dollars in thousands except earnings per share)
         Fiscal Year 1997:
         Revenue                                   $10,720     $13,059     $14,631       $16,137      $54,547
         Earnings (loss) from
           operations before taxes                   (234)         246         640       (3,362)      (2,710)
         Net Earnings (loss)                         (165)         154         316       (1,905)      (1,600)
         Earnings (loss) per share (1)             $(0.06)       $0.03       $0.08       $(0.59)      $(0.54)

         Fiscal Year 1996:
         Revenue                                    $9,384     $10,081     $10,853       $15,555      $45,873
         Earnings from
           operations before taxes                     824       1,193         905         2,550        5,472
         Net Earnings                                  415         604         444         1,369        2,832
         Earnings per share (1)                      $0.12       $0.18       $0.13         $0.36        $0.82

-
------------------------------------------------------------------------------
(1)   See Note 1 of notes to consolidated financial statements

(13)  NON-OPERATING INCOME (EXPENSE) AND SUPPLEMENTAL INFORMATION

         Non-operating income and expense is comprised of the following:

                                                                        Year Ended March 31,
                                                          ------------------------------------------------
                                                               1997             1996             1995
                                                          -------------    -------------    --------------
Interest income                                           $     130,435    $     209,422    $     321,100
Interest expense                                              (554,237)        (125,809)         (113,881)
Gain (loss) on sales of investment                               14,332          109,595         (133,788)
Gain (loss) on sale of assets                                     - - -            - - -            5,883
Other income (expense), net                                    (16,157)           45,663          104,238
                                                          -------------    -------------    --------------
Total non-operating income (expense), net                 $   (425,627)    $     238,871    $     183,552
                                                          =============    =============    ==============

         The following supplemental information summarizes the disclosure pertaining to the Statement of Cash Flows:

                                                                                 Year Ended March 31,
                                                                      -----------------------------------------
                                                                          1997           1996           1995
                                                                      ----------      ---------      ----------
           Cash paid during the year for:
             Interest                                                 $  553,673      $ 145,176      $  105,793
             Income taxes                                                190,597        165,251         610,482
           Non-cash investing and financing activities:
             Note payable incurred in connection with the                  - - -          - - -         563,795
               purchase of the assets of PostSaver Systems, Inc.
             Notes payable incurred in connection with the                 - - -        180,000          - - -
               purchase of the assets of Data Designs, Inc.
             Notes payable incurred in connection with the                 - - -        100,000          - - -
               purchase of the assets of WorldTrak, Inc.
           Capital lease obligations incurred                            249,378         47,102         138,341
           Options exercised through stock surrender                       - - -          - - -         863,360

(14)  COMMITMENTS

         Purchased Services

         Effective April 6, 1994, Group 1 entered a three-year contract with a supplier of computer time-sharing services. Effective April 6, 1997, the agreement was extended for two additional years. The agreement requires Group 1 to purchase all of its internal IBM mainframe computer requirements, from this supplier. The Agreement provides for a fixed monthly fee. Group 1's actual costs of services with this vendor for the years ended March 31, 1997, 1996, and 1995 were $1,273,000, $1,056,000, and $1,017,000, respectively.

         Leasing Arrangements

         The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year:

                                                                      Operating              Capital
                                                                    ---------------       -------------
              1998                                                 $     3,131,481       $     133,111
              1999                                                       2,530.171              63,216
              2000                                                       2,235,844              63,216
              2001                                                       2,107,652              63,216
              2002 and beyond                                            1,697,962              18,169
                                                                    ---------------       -------------
         Total minimum lease payments                              $    11,703,110             340,928
                                                                    ===============
         Amount representing interest                                                          (59,271)
                                                                                          -------------
         Net minimum lease payments                                                            281,657
         Current portion of capital lease obligations                                          103,747
                                                                                          -------------
         Long-term portion of capital lease obligations                                  $     177,910
                                                                                          =============


         The Company entered into capital lease transactions aggregating $249,378, $47,102 and $138,341, for the years ended 1997, 1996 and 1995, respectively. No transactions occurred in 1994. As of March 31, 1997, the book value of assets recorded under capital leases was $268,308.

         Total rent expense, under operating leases for fiscal years ended March 31, 1997, 1996, and 1995 was $2,851,074, $2,462,000, and $1,216,000,
respectively.

         Acquisition Agreements

         In December 1994, Group 1 acquired all of the outstanding shares of capital stock of Archetype Systems, for $400,000 cash (net of cash acquired) plus a percentage of Archetype Systems' sales of the Archetype products, if sales exceed pound sterling 2,000,000 in a 12 month period after closing. On April 25, 1996, Group 1 paid an additional $372,019 cash under the latter provision. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the post closing assets and liabilities based on their estimated fair values, resulting in $1,072,000 in goodwill, which is included in other assets. The goodwill will be amortized over a period not to exceed nine years. The assets acquired and the liabilities assumed have been included in the accompanying consolidated balance sheet. Archetype Systems has changed its name to Group 1 Software Europe, Ltd. ("Group 1 Europe") and will continue its operations based in London, England.

         In August, 1995, Group 1 entered into an agreement with DataDesigns, Inc. of Las Vegas, Nevada to acquire certain assets including title to all of its software products. Group 1 paid $484,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent five years. For the years ended March 31, 1997 and 1996 such payments were $259,000 and $99,000, respectively. Such amounts are recorded as adjustments to goodwill and amortized over a period not to exceed nine years.

         In November 1995, Group 1 entered into a definitive agreement with Premier One Consultants, Inc. of Minneapolis, Minnesota to acquire certain assets including title to all of its software products. Group 1 paid $319,000 in cash at closing and will pay a percentage of the Group 1's sales of these products during the subsequent three years. No contingent payments were due for the years ended March 31, 1997 or 1996.

(15)  DISCONTINUED OPERATIONS

         COM-MED Systems, a wholly owned subsidiary of the Company, provided the long-term health care industry with computer software systems for management and operations support. As of March 31, 1995, the Company sold the assets of COM-MED Systems for up to $4,500,000, to be paid as a percentage of the acquiring company's future revenues. Additionally, the Company was issued warrants to acquire up to 25% of the acquiring company's common stock. In September, 1995 the acquiring company ceased operations, whereupon the Company repossessed those assets and sold them, in turn, to another entity for up to $4,500,000, to be paid as a percentage of that company's future earnings.

         Reserves in the amount of $75,526 have been established to cover disposition cost and contingencies associated with the sale of the assets. Any gain on the sale will be recognized as payments are received. During fiscal year 1994, the Company wrote off approximately $1,100,000 in capitalized software and other assets relating to COM-MED Systems. The Company's Consolidated Statements of Earnings have been restated to reflect COM-MED Systems as a discontinued operation.

(16)  GEOGRAPHIC INFORMATION

                                                                    Year Ended March 31,
                                                     ----------------------------------------------------
                                                          1997               1996               1995
                                                     --------------    ---------------    ---------------
Net Revenue
  U.S. operations                                   $   50,110,423         43,142,750    $    37,046,533
  European operations                                    6,676,498          4,429,531          1,370,778
  Eliminations                                          (2,239,972)        (1,699,459)          (534,652)
                                                     --------------    ---------------    ---------------
     Total net revenue                              $   54,546,949         45,872,822    $    37,882,659
                                                     ==============    ===============    ===============

Operating Income
  U.S. operations                                   $   (4,431,019)   $     3,403,932    $     4,469,316
  European operations                                    2,146,828          1,829,312            588,536
  Eliminations                                             ---                ---                ---
                                                     --------------    ---------------    ---------------
     Total operating income (loss)                  $   (2,284,191)         5,233,244          5,057,852
                                                     ==============    ===============    ===============

Identifiable Assets
  U.S. operations                                   $   70,027,026    $    63,601,807    $    55,574,510
  European operations                                    8,433,004          6,528,514          4,840,880
  Eliminations                                          (2,603,730)        (2,938,500)        (3,267,078)
                                                     --------------    ---------------    ---------------
     Total identifiable assets                      $   75,856,300    $    67,191,821    $    57,148,312
                                                     ==============    ===============    ===============

It is management's belief that the Company's intercompany sales between geographic areas are accounted for at prices consistent with market conditions with unaffiliated transactions. "U.S. operations" include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue which includes European operations, U.S. operations and exports, were 15.7%, 13% and 7% of total revenue in 1997, 1996, and 1995.

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and executive officers of the Company are as follows:

                       Name                           Age         Position
                       ----                           ---         --------
                       James V. Manning                50         Chairman of the Board of Directors
                       Robert S. Bowen                 59         President, Chief Executive
                                                                    Officer and Director
                       Ronald F. Friedman              53         President, Group 1 Software, Inc.
                                                                    and Director
                       Mark D. Funston                 37         Vice President, Chief Financial Officer and
                                                                    Director
                       Edward Weiss                    46         Secretary and General Counsel
                       Richard H. Eisenberg            59         Director
                       James P. Marden                 43         Director
                       Charles A. Mele                 40         Director
                       Charles J. Sindelar             60         Director


         The Company knows of no family relationships between any of the above.

         The Board of Directors is divided into three classes. One class of the Directors will be elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Sindelar, Marden and Mele will expire at the next shareholder's meeting. The terms of Messrs. Eisenberg and Manning will expire in 1998 and the terms of Messrs. Bowen, Friedman and Funston will expire in 1999. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

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

         Mr. Mark D. Funston has been Vice President, Chief Financial Officer of the Company since September 1996 and a Director since December 1996. Mr. Funston also serves as Director and Chief Financial Officer of Group 1.

         Mr. Edward Weiss has been Secretary and General Counsel of the Company for more than five years. he has been Secretary and General Counsel of Group 1 for more than five years.

         Mr. Richard H. Eisenberg has been a Director of the Company since February, 1994. Mr. Eisenberg is currently Vice President, Great Northern Brokerage Corporation, and prior to that Senior Vice President of Kaye Insurance Association, L.P. since September, 1992. He has also been President of APCO Corporation, an insurance brokerage firm, Vice President of Amalgamated Programs Corporation and President of Great Northern Brokerage Corporation for more than five years.

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

         Mr. Charles J. Sindelar has been a Director of the Company since 1992. Mr. Sindelar has been Staff Vice President - Business Development of Zenith Electronics Corporation since September 1994. From April, 1994 to September 1994 he was also President of the Display Division, Zenith Electronics Corporation. From November 1990 to April 1994, Mr. Sindelar was President of the Display Division, Zenith Electronics Corporation. Mr. Sindelar was Executive Director of Color Display Operations of Zenith from April 1990 through November 1990.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

           REPORTS ON FORM 8-K

                                                                                                               Page Number
                                                                                                               -----------
           1.     Financial Statements:

                  The following financial statements are  submitted in Item 8:

                           Report of Independent Accountants on  Financial Statements                              18

                           Consolidated Balance Sheets as of March 31, 1997 and 1996                               19

                           Consolidated Statements of Earnings for the  years
                           ended March 31, 1997, 1996 and 1995                                                     20

                           Consolidated Statements of Stockholders' Equity  for the years ended March
                           31, 1997, 1996 and 1995                                                                 21

                           Consolidated Statements of Cash Flows for the  years
                           ended March 31, 1997, 1996 and 1995                                                     22

                           Notes to Consolidated Financial Statements for  the years
                           ended March 31, 1997, 1996 and 1995                                                   23 - 24

           2.     Financial Statement Schedules

                  The following financial statement schedule is filed as part of this report:

                           Report of Independent Accountants on Financial  Statement Schedule                      43

                           Schedule II:  Valuation and Qualifying Accounts for the Years Ended March
                           31, 1997, 1996 and 1995                                                                 44

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

         10.02   Intentionally deleted.

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

         10.07 Amendment to the Management and Services Agreement as of August 1, 1991 by and between Group 1 Software, Inc. and COMNET Corporation (incorporated by reference to Exhibit 10.98 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1991).

         10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.08 Fee Agreement between the Company and James V. Manning, dated as of January 28, 1992, (incorporated by reference to Exhibit
                 10.100 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

         10.12 Indemnification Agreement between the Company and James P. Marden, (incorporated by reference to Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

         10.27 Indemnification Agreement between COMNET Corporation and Charles J. Sindelar.

         10.28   Lease covering Company office facilities in Lanham, MD - 1993.

         10.29   Intentionally deleted.

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

         10.38 Line of Credit Agreement between Group 1 and MEDCOM Acquisition Corporation, dated March 31, 1995.

         10.39 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.

         10.40   COMNET Corporation, Deferred Compensation Plan

         10.41 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995 (incorporated by reference to
                 Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.42 Definitive Agreement for purchase of assets of Premier One Consultants, Inc., dated November 22, 1995 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.43 Agreement between Sidco, Inc., and CMEDS, Inc., dated November 14, 1995 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.44 Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.45 First Amendment to Sublease, dated April 15, 1994, by and between COMNET Corporation and Group 1 Software, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

        *10.46 First Amendment to Loan Agreement with Ronald F. Friedman, dated as of January 15, 1996.

        *10.47 Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996.

        *10.48 Agreement to Extend Management and Services Agreement, dated April 1, 1997, by and between the Company and Group 1 Software, Inc.

        *11.00   Computation of earnings per share.

         16.11 Change in Registrant's Independent Accountant on Form 8-K dated January 26, 1990, (incorporated by reference to Exhibit
                 16.1 of Group 1's Quarterly Report on From 10-Q for the quarter ended June 30, 1991).

        *22.0    Subsidiaries of COMNET Corporation.

        *23.0    Consent of Independent Accountants.



----------------------------------
             *  Filed herewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

                               ------------------


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



                                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
June 27, 1997

                                  SCHEDULE II
                               COMNET Corporation

             Valuation and Qualifying Accounts For the Years Ended
                         March 31, 1997, 1996, and 1995

           Column A                 Column B       Column C       Additions       Column D       Column E
----------------------------      ------------  ----------------------------   --------------   ----------
                                   Balance at     Charged to      Charged to                      Balance
                                   Beginning       Costs and        Other      Deductions (1)     at end
          Description               of Year     Expenses(2)(3)     Accounts       Describe        of year
          -----------               -------     --------------     --------       --------        -------
Year ended March 31, 1997
 Allowance for  doubtful           $2,409,000     $1,956,403        - - -       $(1,157,403)    $3,208,000
 accounts

Year ended March 31, 1996
 Allowance for  doubtful           $1,703,000     $1,617,637       $281,400     $(1,193,037)    $2,409,000
 accounts

Year ended March 31, 1995
 Allowance for  doubtful           $2,634,000     $1,906,184       $  - - -     $(2,837,184)    $1,703,000
 accounts

-----------------------------
(1 The decrease in allowance for doubtful accounts is the result of accounts receivable written-off during the year.

(2 Fiscal year 1995 reflects receipt of payment for notes receivable for sale of business assets that were previously fully reserved.

(3) Amounts charged to costs and expenses also includes amounts from COM-MED Systems which is included in discontinued operations in fiscal 1995.

                                                                      EXHIBIT 11

                               COMNET Corporation
                       Computation of Earnings Per Share
               For the Years Ended March 31, 1997, 1996, and 1995

                                                          1997(1)            1996                 1995
                                                     ---------------     --------------     ---------------
Net earnings from continuing operations                 $(1,600,306)        $2,831,537          $2,657,707
  Plus: Excess funding, net of income taxes                    - - -           377,128             243,989
  Less: Preferred stock dividend                           (177,000)          (177,000)           (177,000)
                                                     ---------------     --------------     ---------------
Primary earnings from continuing operations   (A)       $(1,777,306)        $3,031,665          $2,724,696

Preferred Stock Dividend                                    177,000            177,000                - - -
                                                     ---------------     --------------     ---------------
Fully diluted earnings from continuing
  operations                                  (B)       $(1,600,306)        $3,208,665          $2,724,696
                                                     ===============     ==============     ===============

Primary loss on discontinued operations       (C)              - - -              - - -         $ (281,786)
                                                     ===============     ==============     ===============

Fully diluted loss on discontinued
  operations                                  (D)              - - -              - - -         $ (281,786)
                                                     ===============     ==============     ===============

Weighted average shares outstanding                       3,262,813          3,269,495           3,616,578

Weighted average shares and common
  equivalent shares outstanding for primary
  earnings per share                          (E)         3,262,813          3,716,794           3,616,578
                                                     ---------------     --------------     ---------------

Additional equivalent shares assuming full
  dilution                                                  147,500            147,500             147,500
                                                     ---------------     --------------     ---------------

Weighted average shares and common
  equivalent shares outstanding for fully
  diluted earnings per share                  (F)         3,410,313          3,864,294           3,764,078
                                                     ===============     ==============     ===============

Earnings per share

  Primary
    Continuing operations                  (A)/(E)           $(0.54)            $ 0.82              $ 0.76
    Discontinued operations                (C)/(E)             - - -              - - -              (0.08)
                                                     ---------------     --------------     ---------------

Net earnings per common share                                $(0.54)            $ 0.82              $ 0.68
                                                     ===============     ==============     ===============

  Fully Diluted
    Continuing operations                  (B)/(F)           $(0.54)            $ 0.82              $ 0.76
    Discontinued operations                (D)/(F)             - - -              - - -              (0.08)
                                                     ---------------     --------------     ---------------

 Net earnings per common share                               $(0.54)            $ 0.82              $ 0.68
                                                     ===============     ==============     ===============

(1) Common stock equivalents are antidilutive in the period.

Exhibit 22.  Subsidiaries of COMNET Corporation

      Group 1 Software, Inc., a Delaware corporation

      Group 1 Software Europe, Ltd., a United Kingdom corporation

      Group 1 FSC, Ltd., a Barbados corporation

      Group 1 Software Latin America, Inc., a Puerto Rico corporation

      Gruco, Inc., a Delaware corporation

      Seanet, Inc., a Delaware corporation

      CMEDS, Inc., a Delaware corporation

      ARCU, Inc., a Delaware corporation

      Promco, Inc., a Delaware corporation

                       CONSENT OF INDEPENDENT ACCOUNTANTS

                               ------------------


         We consent to the incorporation by reference in the registration statement of COMNET Corporation on Form S-8 (File No. 2-62254) of our reports, dated June 27, 1997, on our audits of the consolidated financial statements and financial statement schedule of COMNET Corporation and Subsidiaries as of March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997, which reports are included in this Annual Report on Form 10-K.



                                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
June 30, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  COMNET CORPORATION
                                  (Registrant)

Date:  June 30, 1997                       By
                                             -------------------------------------------------
                                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                         Date
---------                                       -----                                         ----

--------------------------------------------
Robert S. Bowen                                 President, Chief Executive                    June 30, 1997
                                                Officer and Director                          -------------
                                                (Principal Executive Officer)


--------------------------------------------
Mark D. Funston                                 Vice President                                June 30, 1997
                                                Chief Financial Officer                       -------------
                                                Treasurer and Director


--------------------------------------------
Ronald F. Friedman                              President, Chief Operating Officer Group 1    June 30, 1997
                                                Software, Inc., and Director                  -------------


--------------------------------------------
James V. Manning                                Chairman of the Board                         June 30, 1997
                                                                                              -------------

--------------------------------------------
Charles J. Sindelar                             Director                                      June 30, 1997
                                                                                              -------------

--------------------------------------------
James Marden                                    Director                                      June 30, 1997
                                                                                              -------------

--------------------------------------------
Charles A. Mele                                 Director


--------------------------------------------
Richard H. Eisenberg                            Director                                      June 30, 1997
                                                                                              -------------

Index of Exhibits


                                                                                        PAGE NUMBER
*10.46   First Amendment to Loan Agreement with Ronald F. Friedman, dated as of
         January 15, 1996.

*10.47   Line of Credit Loan Agreement with Crestar Bank, dated October 10,
         1996.

*10.48   Agreement to Extend Management and Services Agreement, dated April 1,
         1997, by and between the Company and Group 1 Software, Inc.

*11.00   Computation of earnings per share.

*22.0    Subsidiaries of COMNET Corporation.


*23.0    Consent of Independent Accountants.




--------------------------
    *  Filed herewith.