Form 10-K/A
period 1997-03-31
COMNET CORP
filed 1997-07-29
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-K/A

       (MARK ONE)
          X                  AMENDMENT NO. 1 TO
       ------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO
                                                  ---    ---

                         COMMISSION FILE NUMBER 0-6355

                              COMNET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                     52-0852578
   (STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

4200 PARLIAMENT PLACE, SUITE 600, LANHAM, MD                 20706-1860
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (301) 918-0400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1997, was $22,650,626.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1997 was 3,186,006.

         The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as set forth in the pages attached hereto.

         This Amendment No. 1 to the registrant's Annual Report on Form 10-K/A is being filed in accordance with General Instruction G(3) to Form 10-K to include the information required by Part III, because the registrant's definitive proxy statement pursuant to Regulation 14A will not be filed with the Commission within 120 days after the end of the registrant's fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information at June 30, 1997 concerning the directors and their ownership of the voting securities of the Company.

                                                                                                      NUMBER OF SHARES OF VOTING
      NAME OF DIRECTOR OF         DIRECTOR             PRINCIPAL OCCUPATION, BUSINESS                 SECURITIES AND PERCENT OF
       THE COMPANY (AGE)           SINCE                EXPERIENCE AND DIRECTORSHIPS                   CLASS (AT JUNE 30, 1997)
      -------------------         --------              ----------------------------                   ------------------------
 Robert S. Bowen                    1983       President and Chief Executive Officer of the                   301,167(1)
 (59)                                          Company for more than five years and a director,                  8.9%
                                               Chairman of the Board and Chief Executive
                                               Officer of Group 1 Software, Inc. ("Group 1"),
                                               for more than five years.

 Ronald F. Friedman                  1987      Director, and Chief Operating Officer of                      157,998(2)
 (53)                                          Group 1 for more than five years.  He is also a                   4.7%
                                               director of Group 1.

 Mark D. Funston                     1997      Vice President, Chief Financial Officer and                       -0-
 (37)                                          Treasurer of the Company since September  ,                        *
                                               1997.  Prior to that and for more than five
                                               years, he was Chief Financial Officer of
                                               COMSAT/RSI.  He is also a director of Group 1.

 Charles J. Sindelar                 1992      Vice President and previously Staff-Vice                       12,000(3)
 (60)                                          President of the Business Development Network                       *
                                               Systems Division of Zenith Electronics
                                               Corporation since December, 1990.

 James P. Marden                     1992      Chairman of The Entertainment Connection, Inc.,                12,000(4)
 (44)                                          since January, 1995.  He was Vice President -                       *
                                               Acquisitions of Medco Containment Services, Inc.
                                               ("Medco") and Vice President - Acquisitions of
                                               Synetic, Inc. ("Synetic") from 1992 to 1994.

                                                                                                      NUMBER OF SHARES OF VOTING
      NAME OF DIRECTOR OF         DIRECTOR             PRINCIPAL OCCUPATION, BUSINESS                 SECURITIES AND PERCENT OF
       THE COMPANY (AGE)           SINCE                EXPERIENCE AND DIRECTORSHIPS                   CLASS (AT JUNE 30, 1997)
      -------------------         --------              ----------------------------                   ------------------------
 Charles A. Mele                     1992      Executive Vice President - General Counsel and a                12,000(5)
 (41)                                          director of Synetic for more than five years.                       *
                                               For more than five years, up through July, 1994,
                                               he was Executive Vice President and General
                                               Counsel or Co-General Counsel of Medco.  He is
                                               also a director of
                                               Group 1.


 James V. Manning                    1992      Chief Executive Officer of Synetic, since                      12,000(6)
 (50)                                          September, 1994.  Prior to that, he was Senior
                                               Executive Vice President - Finance and                             *
                                               Administration and a director of Medco for more
                                               than five years.  He has also been a director
                                               of Synetic for more than five years.

 Richard H. Eisenberg                1994      President of Great Northern Brokerage                           6,000(7)
 (59)                                          Corporation for more than five years.  From                        *
                                               1992 to 1995, he was also Senior Vice President
                                               of Kaye Insurance Association, L.P.

-------------
* Less than 1%

(1) Includes options to purchase 197,300 shares of Common Stock exercisable within 60 days of June 30, 1997.

(2) Includes options to purchase 157,998 shares of Common Stock exercisable within 60 days of June 30, 1997.

(3) Includes options to purchase 12,000 shares of Common Stock exercisable within 60 days of June 30, 1997.

(4) Includes options to purchase 12,000 shares of Common Stock exercisable within 60 days of June 30, 1997.

(5) Includes options to purchase 12,000 shares of Common Stock exercisable within 60 days of June 30, 1997.

(6) Includes options to purchase 12,000 shares of Common Stock exercisable within 60 days of June 30, 1997.

(7) Includes options to purchase 6,000 shares of Common Stock exercisable within 60 days of June 30, 1997.

         Mr. Charles A. Crew resigned from the Board of Directors effective January 1, 1997.

         The business address of Messrs. Manning and Mele is River Drive Center 2, 669 River Drive, Elmwood, New Jersey 07407-1361. Mr. Marden's business address is 100 Red Schoolhouse Road, Suite C5, Chestnut Ridge, New York 10799. Mr. Eisenberg's business address is 122 East 42nd Street, New York, New York 10168. Mr. Sindelar's business address is 1000 Milwaukee Avenue, Glenview, Illinois 60025. The business address of Messrs. Bowen, Friedman and Funston is 4200 Parliament Place, Suite 600, Lanham, Maryland 20706.

FAMILY RELATIONSHIPS

         There are no family relationships between any director or executive officer of the Company.

COMPENSATION OF DIRECTORS

         No cash payments have been made to directors for attendance at meetings of the Board or any committee thereof since April, 1985. In September, 1995, stockholders approved the 1995 Non-Employee Directors' Stock Option Plan (the "1995 Directors' Plan"), which provides for the annual, automatic grant of options to non-employee directors, and in January 1993, stockholders approved Fee Agreements with certain directors. During the year ended March 31, 1997, Messrs. Manning, Marden, Mele, Sindelar and Eisenberg were each granted options under the 1995 Directors' Plan to purchase 5,000 shares of the Common Stock. Further details concerning the Fee Agreements are provided herein. See "Executive Officers and Compensation -- Fee Agreements with Messrs. Manning, Bowen and Friedman".

COMMITTEES AND MEETINGS

         The Bylaws of the Company provide for the Board to appoint the Audit and Compensation Committees. The Compensation Committee's functions include establishing principles for setting executive compensation, and reviewing management proposals pertaining to executive compensation, profit sharing and stock options. The Compensation Committee recommends management bonuses to the Board for the Company's officers and employees. The Committee has granted options to employees under and in accordance with the Company's 1986 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan (the "1986 Incentive Plan") and, since September 12, 1995, the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan (the "1995 Incentive Plan"). The Compensation Committee is comprised of Messrs. Manning, Marden and Mele. None of the members of the Compensation Committee has ever been an employee of the Company.

         The Audit Committee's functions include recommending to the Board the selection of the Company's independent public accountants and reviewing with such accountants the plan, scope and results of their audit of the financial statements and the adequacy of the Company's system of internal accounting controls. The Audit Committee is comprised of Messrs. Manning, Marden and Sindelar.

         During the fiscal year ended March 31, 1997, the Board of Directors of the Company held 4 meetings, the Compensation Committee held 2 meetings and the Audit Committee held 2 meetings. No director attended less than 75% of all meetings of the Board and the committees on which such director served during that fiscal year.

ITEM. 11  EXECUTIVE OFFICERS AND COMPENSATION

EXECUTIVE OFFICERS

         The Executive Officers of the Company are Robert S. Bowen, Ronald F. Friedman, Mark D. Funston and Edward Weiss. The business experience during at least the past five years for Messrs. Bowen, Friedman and Funston is set forth herein (see "Directors and Executive Officers of the Registrant"). Mr. Weiss, 46, has been General Counsel and Secretary to the Company for more than five years.

EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Company has established an executive compensation program based on the following on-going principles and objectives: (i) provide compensation opportunities that will help attract, motivate and retain highly qualified managers and executives, (ii) link executive's total compensation to Company performance and the individual performance of the executive and (iii) provide an appropriate balance between incentives focused on achievement of annual business plans and longer-term incentives linked to increases in shareholder value. To effectuate these principles and objectives, compensation for each of the executives of the Company consists of base salary compensation, annual incentive compensation (based in most cases on profit performance measured against internal profit targets) and stock option grants.

         For Fiscal Year 1997, the Compensation Committee did not review the base salary nor incentive compensation program for Mr. Bowen since these matters are fixed by the employment agreement between the Company and Mr. Bowen. Grants of options to executive officers, and the compensation programs for executive officers other than Mr. Bowen are reviewed annually by the Compensation Committee, including the review conducted for the most recent fiscal year.

                             Compensation Committee
                                James V. Manning
                                  James Marden
                                Charles A. Mele



                           SUMMARY COMPENSATION TABLE



                                            Annual Compensation                Long-Term Compensation Awards
      Name and Principal                ---------------------------            -----------------------------
                                                                               Stock              All other
            Position              Year         Salary          Bonus          Options          Compensation(1)
      ------------------          ----         ------          -----          --------         ----------------
 Robert S. Bowen,                 1997        $311,057         ---            18,750(2)            $ 58,736
 CEO; Director                    1996        $309,193      $564,519(3)       12,500               $ 75,122(4)
                                  1995        $296,892      $489,192(3)        ---                 $676,366(4)(5)

 Ronald F. Friedman               1997        $177,052         ---            27,000(2)              $4,056
 President - Group 1              1996        $183,400      $123,740          10,000                 $3,000
 Software; Director               1995        $173,088      $307,237           ---                   $3,000

 Charles A. Crew(6)               1997         $59,809         ---             ---                    ---
 Chief Financial Officer;         1996        $119,736       $37,383           7,500                 $3,000
 Director                         1995        $111,404      $104,265           ---                   $2,083

 Mark D. Funston                  1997       $64,616(7)     $16,500(7)        16,500                   $533
 Chief Financial Officer,         1996           ---           ---             ---                    ---
 Director                         1995           ---           ---             ---                    ---

(1)      Includes Company contributions to Defined Contribution Savings Plan
(401(k)).

(2) Includes Group 1 options to purchase its common stock granted to Mr. Bowen and Mr. Friedman of 18,750 and 15,000, respectively. All other options were granted by COMNET to purchase its common stock. All options vest ratably over five years and expire in ten years.

(3) Mr. Bowen elected to defer $197,582 and $161,421 of bonus compensation in 1996 and 1995, respectively, in accordance with the Company's deferred compensation plan.

(4) Includes Company contributions to Defined Contribution Savings Plan (401(k)) and calculated debt forgiveness of Company loan to Mr. Bowen. See " -- Bowen Loan Agreement".

(5) Includes $602,242 gain on exchange of shares upon exercise of stock options.

(6) Mr. Crew resigned as Chief Financial Officer of the Company in September , 1996.

(7) Mr. Funston's compensation covers only part of FY '97 (September 3, 1996 - March 31, 1997).

                    STOCK OPTION GRANTS IN FISCAL YEAR 1997

COMNET

                                     % OF TOTAL                                     AT 0%         AT 5%           AT 10%
                         OPTIONS     GRANTED TO     EXERCISE OR                     ANNUAL        ANNUAL          ANNUAL
                         GRANTED     EMPLOYEES      BASE PRICE      EXPIRATION      GROWTH        GROWTH          GROWTH
          NAME              #         IN 1997        ($/SHARE)         DATE          RATE          RATE            RATE
          ----           --------     --------       ---------         ----          ----          ----            ----
 RONALD F. FRIEDMAN       12,000       11.76%          $8.25         04/29/06         $0          $75,480        $191,280
 MARK D. FUNSTON          16,500       16.18%         $13.00         09/04/06         $0         $103,785        $263,010

                       OPTION/SAR EXERCISES AND YEAR-END
                               OPTION/SAR VALUES
                              04/01/96 TO 03/31/97

                                                            Number of Unexercised                     Value of Unexercised
                                                             Options/SARs at FY-End                 Options/SARS at FY-End(1)
                                                           -------------------------              ----------------------------
                              Shares
                            Acquired on     Value
Name                         Exercise     Realized      Exercisable       Unexercisable        Exercisable          Unexercisable
----                         --------     --------      -----------       -------------        -----------          -------------
COMNET
------

Robert S. Bowen               14,000    $140,000          197,300            10,000              $295,013              $ 8,100
Charles A. Crew                None         None           53,480             7,320              $ 87,718              $ 4,860
Ronald F. Friedman             None         None          157,918            24,002              $261,720              $37,200
Mark D. Funston                None         None            ---              16,500                ---                   ---

GROUP 1
-------

Robert S. Bowen                None         None            ---              18,750                ---                 $4,688
Ronald F. Friedman             None         None            ---              15,000                ---                 $3,750
Charles A. Crew                None         None            ---                ---                 ---                   ---
Mark D. Funston                None         None            ---                ---                 ---                   ---

(1) These values are based upon the difference between the exercise prices of all options awarded and the average price of $10.81 per share for COMNET common stock and $6.75 per share for Group 1 common stock at March 31, 1997.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                    OF COMPANY, PEER GROUP AND BROAD MARKET

                                                            FISCAL YEAR ENDING
                                            1992            1993           1994           1995            1996           1997
    Comnet                                   100           60.53           23.03          26.64          26.32          22.37
    Peer Group                               100           103.41         102.14         177.01          187.59         210.57
    Broad Market                             100           111.91         129.33         137.21          184.56         206.47

         This analysis assumes $100 was invested on April 1, 1992 and that any dividends were reinvested. This analysis is based on fiscal years ending March 31, 1997.

         The broad market index chosen was the NASDAQ Market Index. The industry peer group consisted of BGS Systems, Inc., Hathaway Corp., Hyperion Software, Inc. and Timberline Software, CP. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This data in no way reflects the Company's forecast of future financial performance. The performance information set out directly above is presented in accordance with requirements of the Securities and Exchange Commission.

         The performance information set out in this section should not be incorporated by reference into any prior filings by the Company under the Securities and Exchange Act of 1934 that incorporated future filings or portions thereof.

EMPLOYMENT AGREEMENTS

ROBERT S. BOWEN

         COMNET Agreement. The Company has entered into an amended and restated employment agreement with Mr. Bowen, as President and Chief Executive Officer of the Company, dated as of January 28, 1992 (the "COMNET Agreement"). The COMNET Agreement was ratified by the stockholders at the January 22, 1993 meeting. The COMNET Agreement expires on June 30, 1998, and provides for a current total base salary of $340,100 per annum adjusted annually (effective each July 1) by the greater of changes in the area cost of living or the average salary percentage increase for Company employees as part of the annual budget presented to the Board as part of the annual budget. The COMNET Agreement provides for a bonus payable to Mr. Bowen equal to 7-1/2% of the first $1,000,000 of consolidated net income before taxes, with certain adjustments as defined, and 10% of all such consolidated net income in excess of $1,000,000. Consolidated net income includes all earnings attributable to Group 1 and any of the Company's business operations or subsidiaries directly related to the particular lines of business engaged in by Group 1 or any other COMNET subsidiary as of July 1, 1991, from any source, including gain or loss on the sale of stock or assets of the Company and its subsidiaries, but subject to certain specified deletions, including the Cap Amount provisions, described below. Specified deletions from earnings include, among other items, any provisions for taxes, any bonus payable under the COMNET Agreement, any excess of interest income over interest expense from the Company's or its affiliates' investments, any charge to income associated with the exercise of stock options and any interest or dividend income from, or gain from the sale of, securities held for investment at the time Mr. Bowen joined the Company. The 7-1/2% and 10% calculations apply to gain realized upon a sale of Group 1 and included in consolidated net income only to the extent that such gain does not exceed an amount (the "Cap Amount") equal to the gain that the Company would realize on a disposition, if any, of its interest in Group 1 at a price per share of $21.125. The COMNET Agreement provides that with respect to any pretax gain (net of expenses) realized upon a disposition of Group 1 in excess of the Cap Amount described above, Mr. Bowen will be entitled to the following percentages of such gain: $0 to $3.3 million - 1%; above $3.3 to $6.6 million - 2%; above $6.6 to $9.9 million - 3%; above $9.9 to $13.2 million - 4%; and above $13.2 million - 5%. Further, any bonus under the COMNET Agreement will be offset by 40% of all fees theretofore received by Mr. Bowen under the Bowen Fee Agreement (described below).

         If Mr. Bowen terminates his employment with the Company during the term of the COMNET Agreement because of his disability, he will be entitled to receive his base salary and his bonuses, prorated through the date of termination, and any options previously granted to him will, to the extent exercisable on Mr. Bowen's date of employment termination, continue to be exercisable for 12 months following such termination date. If Mr. Bowen's employment with the Company is terminated during the term of the COMNET Agreement because of his death, his estate will be entitled to receive his base salary and his bonuses, prorated through the date of termination, and any options previously granted to Mr. Bowen will, to the extent exercisable on Mr. Bowen's date of termination of employment, continue to be exercisable for six months following Mr. Bowen's death.

         If Mr. Bowen terminates his employment with the Company for any reason other than death or disability or is discharged by the Company for cause, Mr. Bowen will be entitled to receive his base salary, prorated through his date of termination, and his bonus earned and all of his options will be treated as provided in the instruments or agreements governing such options. If the Company terminates Mr. Bowen's employment without cause, Mr. Bowen will be entitled to receive his salary, as adjusted, fringe benefits and bonuses throughout the remaining term of the COMNET Agreement, as if it had not been terminated, and all of his options, including those that had not yet vested, will continue to vest or be exercisable as if Mr. Bowen's employment had not been terminated but had continued for the outstanding balance of the term of the COMNET Agreement, and Mr. Bowen will be afforded the maximum length of time permissible to exercise such options; provided, however, that if such vesting of options after termination is prohibited, the Company shall, at such time as the options would have vested (the "Vesting Date"), pay Mr. Bowen in cash the difference between the average reported price for the Common Stock over the 20 days immediately preceding the Vesting Date and the exercise price of the stock options on the Vesting Date.

         Group 1 Agreement. Group 1 entered into an amended and restated employment agreement with Mr. Bowen, a director, as Chief Executive Officer of Group 1 dated as of January 28, 1992, as subsequently amended (collectively, the "Group 1 Agreement"). Salary and incentive compensation paid under the Group 1 Agreement are not to be duplicated by payments under the COMNET Agreement, so long as the COMNET Agreement is effective. The Group 1 Agreement expires on July 1, 2000 and provides for a salary of not less than $272,080 per annum subject to adjustments (effective each July 1) depending upon the amount of professional time dedicated to Group 1 vis-a-vis the Company and adjusted annually by the greater of any changes in the area cost of living index or the average salary percentage increase for employees approved by the Group 1 Board as part of its annual budget.

         The Group 1 Agreement also includes an annual incentive bonus equal to 7-1/2% of the first $1,000,000 of consolidated net income of Group 1 before taxes with certain adjustments as defined, and 10% of such income in excess of $1,000,000, such bonus to be no greater than that determined under a similar bonus program related to the consolidated earnings of the Company as long as the program relating to the Company is effective. Consolidated net income as defined in the Group 1 Agreement includes all earnings of Group 1 and its subsidiaries from any source, subject to certain specified deletions but including gain or loss on the sale of stock or assets of Group 1 and/or a subsidiary. Specified deletions from net income include, among other items, any provision for taxes, any bonus payable under the Group 1 Agreement, any excess of interest income from bank and other cash deposits over interest expense from loans or other financing, and any charge to income associated with the exercise of stock options.

         If Mr. Bowen's employment with Group 1 during the term of the Group 1 Agreement is terminated because of his disability or death, his base salary and bonus will be prorated through the date of termination. If Mr. Bowen terminates his employment with Group 1 for any reason other than death or disability or he is discharged by Group 1 for cause, Mr. Bowen is entitled to his base salary, equitably prorated, and any bonuses earned for any fiscal year prior to the fiscal year in which his termination of employment occurred. If Group 1 terminates Mr. Bowen's employment without cause, Mr. Bowen is entitled to receive his salary, fringe benefits and bonuses throughout the remaining term of the Group 1 Agreement. Upon any termination of Bowen's employment under the Group 1 Agreement, all options held by Bowen to purchase Group 1's common stock will be treated as provided in the instruments or agreements governing such options.

         The Group 1 Agreement also provides that as long as the Company owns 25% or more of Group 1's common stock, Mr. Bowen will receive no additional compensation under the Group 1 Agreement, but Mr. Bowen's aggregate compensation payable under his employment agreement with the Company will be allocated between the Company and Group 1 based on the proportion of his time spent working for each of such companies. If the Company ceases to own 25% or more of Group 1's common stock, (i) Mr. Bowen's annual salary under the Group 1 Agreement is increased to the greater of $240,000 or 160% of the then current base salary of Group 1's Chief Operating Officer, adjusted upward or downward to the extent that the proportion of Mr. Bowen's time spent working for Group 1 is greater or lesser than 50% and adjusted for changes in the cost of living,
(ii) Mr. Bowen's annual salary under his employment agreement with the Company is reduced to reflect only the proportion of his time spent working for the Company's businesses other than Group 1 and (iii) Mr. Bowen becomes entitled to receive incentive bonus compensation from Group 1 as follows: (A) if the Company disposes of its interest in Group 1 in a registered public offering, then for each fiscal year, if Group 1's earnings equal budget targets established by Group 1's board of directors in its reasonable business judgment, then Mr. Bowen's bonus shall be the greater of $200,000 or 160% of the bonus payable to Group 1's Chief Operating Officer, and if Group 1's earnings are greater or lesser than such targets, then Mr. Bowen's bonus will vary from the amount payable to him at the target earnings level to the same proportional extent as the variation in the bonus payable to Group 1's Chief Operating Officer; and (B) if the Company disposes of its interest in Group 1 other than in a registered public offering, then Mr. Bowen's bonus shall be as determined by Group 1's board of directors, without the participation of any directors affiliated with the Company.

RONALD F. FRIEDMAN

         Group 1 has entered into an employment agreement dated October 31, 1990, with Ronald F. Friedman, a director, as President and Chief Operating Officer of Group 1. The agreement, as amended, expires on March 31, 1999 and provides for annual base compensation of $183,400 per annum (adjusted as of April 1, 1996) which may be further adjusted annually for merit increases upon approval of Group 1's compensation committee. Under his employment agreement, Mr. Friedman was entitled to receive an annual bonus for the fiscal year ending March 31, 1997 based on a percentage of Group 1's net income before income taxes, interest expense, management fees and bonus amounts paid to or for the benefit of Mr. Friedman and Group 1's Chief Executive Officer and Chief Financial Officer ("Adjusted Net Income"), which bonus plan for fiscal year 1997 varied from 7.4% of Adjusted Net Income over $5.6 million, up to a maximum of 9% of Adjusted Net Income over $9.0 million. The bonus was based upon both achievement of a certain level of Adjusted Net Income and satisfactory growth over actual prior year results in the opinion of Group 1's compensation committee and board of directors. A bonus plan has not yet been put in place for the current fiscal year. If Mr. Friedman retires or becomes totally and permanently disabled, Mr. Friedman shall be entitled to receive all earned but unpaid bonuses and any subsequent bonus installments. In the case of death, all earned but unpaid bonuses and subsequent bonus installments shall be paid promptly in one sum. If Mr. Friedman is terminated for cause or resigns under circumstances which would justify termination for cause, all unpaid bonuses will be forfeited and no longer be payable. If a change in control of Group 1 occurs, Mr. Friedman, at his option, has the right to resign his position with Group 1 and Group 1 will continue to pay his compensation and provide him with employee benefits for one year or until the expiration date of the employment agreement, whichever is the shorter period, and will pay Mr. Friedman, as a lump sum, all earned but unpaid bonuses. In addition, bonuses will be paid on a pro-rata basis for the period through the nearest full fiscal quarter prior to resignation.

FEE AGREEMENTS WITH MESSRS. MANNING, BOWEN AND FRIEDMAN

         The Company has agreed, pursuant to separate fee agreement dated as of January 28, 1992, to pay Mr. Manning fees of 1/2% of the total consideration paid on acquisitions, and 1/2% of the pre-tax gain (net of expenses) on dispositions of the Company's or its subsidiaries' businesses. Fees payable with respect to a disposition, if any, by the Company of its holdings in Group 1 would be payable only if, and to the extent that, the consideration the Company receives exceeds $50,000,000. The term of this agreement extends until January 27, 2002, unless earlier terminated because Mr. Manning is no longer a director, officer or employee of the Company. This agreement was approved by the stockholders at the January 22, 1993 meeting. Mr. Manning has earned $4,466 according to this fee agreement during fiscal year 1997.

         The Company has entered into a fee agreement dated as of January 28, 1992 (the "Bowen Fee Agreement") with Mr. Bowen. The Bowen Fee Agreement was approved by the stockholders at the January 22, 1993 meeting. Under the Bowen Fee Agreement, Mr. Bowen will be entitled to a fee of 1/2% of the total consideration payable on acquisitions and 1/2% of the pre-tax gain (net of expenses) on dispositions of the Company's or its subsidiaries' businesses. However, this fee will not be paid with respect to a disposition, if any, of Group 1 or any of the Company's business operations or subsidiaries directly related to the particular lines of business engaged in by such companies as of July 1, 1991, which shall remain subject to the incentive compensation arrangements in Mr. Bowen's amended and restated employment agreement with the Company.

         The term of the Bowen Fee Agreement extends until January 27, 2002, unless Mr. Bowen is no longer a director, officer or employee of the Company, provided that if Mr. Bowen's employment is terminated without cause (as defined in his amended and restated employment agreement), the Company must either continue this agreement until January 27, 2002 or pay Mr. Bowen the incentive bonus upon a disposition, if any, of the Company's interests in Group 1 to which Mr. Bowen would have been entitled under his employment agreement with the Company as in effect prior to its January 28, 1992 amendment and restatement. Mr. Bowen has earned $4,466 according to this fee agreement during fiscal year 1997.

         The Company has entered into a fee agreement with Mr. Friedman dated as of January 28, 1992, which was approved by the stockholders at the January 22, 1993 meeting. Pursuant to this fee agreement, Mr. Friedman will be entitled to receive on disposition, if any, of the Company's interest in Group 1 or on the sale by Group 1 or any of its subsidiaries of any business unit or line of business of Group 1 or any of its subsidiaries, a fee in an amount equal to the following percentages of the Company's pre-tax gain (net of expenses) to the extent such gain exceeds $21.125 per share of Group 1: $0 to $3.3 million - 0.5%; above $3.3 to $6.6 million - 1%; above $6.6 to $9.9 million 1.5%; above $9.9 to $13.2 million - 2%; and above $13.2 million - 2.5%. Such fee shall only be payable, however, if Group 1's net operating income increases at an average annualized rate of 20% or more from 1991 until such disposition. If Group 1's net operating income increases at an average annualized rate of 15% or more, but less than 20%, Mr. Friedman will be entitled to one-half the fee set forth above. The term of this agreement extends until January 27, 2002, unless Mr. Friedman is no longer a director, officer or employee of the Company. Because no such disposition has been made, no payments have been made to Mr. Friedman under his fee agreement.

BONUS PROGRAMS TO OTHER EXECUTIVES

         Mr. Funston is entitled to an annual incentive bonus for the fiscal year ended March 31, 1998 to be calculated on the basis of the Company's profit performance as compared to internal profit targets. Mr. Weiss is entitled to an annual bonus for fiscal year ended March 31, 1998 calculated on the basis the Company's profit performance as compared to internal profit targets and the achievement of certain other objectives.

DEFERRED COMPENSATION ARRANGEMENTS

         The Company has adopted a Deferred Compensation Plan by which certain members of senior management have the option of deferring the receipt of amounts of their annual bonus compensation, if any, and/or their base compensation (the "Deferred Compensation Plan"). The Deferred Compensation Plan is intended by the Company to qualify as an unfunded plan for federal income tax purposes and the Employee Retirement Income Security Act (ERISA). The Deferred Compensation Plan is administered by the Company. The expenses associated with the establishment and administration of the Deferred Compensation Plan are borne by the Company. Any expenses, however, of implementing any investment option selected by a participant are charged against that participant's account.

         The compensation, that is deferred, is paid into a trust designated solely to administer the Deferred Compensation Program. Currently, Mr. Bowen is the only participant in the Company's Deferred Compensation Plan.

EXECUTIVE SUPPLEMENTARY BENEFITS

         The Company provides certain of its executive officers with group health insurance and disability insurance policies that are not available to all salaried employees. These supplementary benefits to such executive officers are limited to the cost of the premiums for the coverage. The aggregate cost is less than $25,000 per year for each covered executive officer.

BOWEN LOAN AGREEMENT

         On January 23, 1992, the Company entered into a Loan Agreement with Mr. Bowen under which the Company agreed to loan him $235,000 on the following terms: (i) the loan was made in three installments ($78,334 on the date of the Loan Agreement and $78,333 on the first and second anniversary dates thereafter); (ii) in consideration of each advance of funds, Mr. Bowen delivered a promissory note to the Company; (iii) each promissory note will be deemed satisfied in full and canceled if, as of its due date, July 1, 1998, Mr. Bowen has complied with certain conditions set forth in the Loan Agreement including, without limitation, Mr. Bowen tendering his services to the Company or an affiliate of the Company and complying with certain provisions of his employment agreement with the Company; and (iv) upon Mr. Bowen's death or disability, such promissory notes will be deemed satisfied and canceled provided the conditions in clause (iii) above have been satisfied up to the date of such death or disability.

FRIEDMAN LOAN AGREEMENT

         On March 1, 1993, the Company entered into an agreement under which it loaned Mr. Friedman $375,000. Mr. Friedman has delivered promissory notes to the Company for the loan amount, plus interest. The loan is secured by a second mortgage on Mr. Friedman's residence and by any proceeds from the exercise of stock options and subsequent disposition of such option shares that Mr. Friedman holds in the Company or Group 1. Effective with January 15, 1997 amendments, the loan was modified so that its term is now the earlier to occur of 20 years or his termination of employment with Group 1; the principal balance is now subject to interest at the rate charged to the Company by its primary commercial lender (adjusted quarterly); interest is payable quarterly; 30% of Mr. Friedman's incentive bonus from Group 1 (after salary draw is satisfied) shall be applied to annual principal payments. The principal and interest balance on the loan outstanding as of March 31, 1997 was $434,765.

INDEMNIFICATION AGREEMENTS; DIRECTORS AND OFFICERS LIABILITY INSURANCE

         INDEMNIFICATION AGREEMENTS. Each current member of the Board of Directors is signatory to an indemnification agreement (the "Indemnification Agreement") with the Company. Each Indemnification Agreement provides that the Company shall indemnify the director or officer who is a party to the agreement (an "Indemnitee") if he was or is a party to or threatened to be made a party to any threatened, pending or completed action, suit or proceeding (except a derivative proceeding) by reason of the fact that he is or was a director or officer of the Company, or is or was serving at its request in certain capacities for another entity, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement (if such settlement is approved in advance by the Company) incurred in connection with such actions, suits or proceedings. The indemnification is limited to instances where the Indemnitee acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful. With respect to derivative proceedings, the Indemnification Agreement provides indemnification similar to that provided in the Indemnification Agreement for non-derivative proceedings discussed above, except that indemnification is allowed only to the extent determined to be fair and reasonable by the court.

         The Indemnification Agreement provides that if a director or officer is entitled to indemnification for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by him in the investigation, defense, appeal or settlement of any civil or criminal action, suit or proceeding, the Company shall nevertheless indemnify him to the extent to which he is entitled. By the terms of the Indemnification Agreement, its benefits are not available for expenses or liabilities paid directly to the Indemnity under a policy of officers' and directors' insurance maintained by the Company or in several other instances such as if a court determines that each material assertion made by the Indemnitee in that proceeding was not made in good faith or was frivolous, or if the claim arises from the purchase and sale by the Indemnitee of securities in violation of Section 16(b) of the Exchange Act, or similar successor statute.

         DIRECTORS AND OFFICERS LIABILITY INSURANCE. The Company currently maintains a Directors and Officers liability policy with an aggregate limit of liability of $5,000,000. Deductibles under this policy range from $5,000 per officer or director for each claim to $50,000 in the aggregate for certain covered claims. This policy does not cover, among other matters, dishonest, fraudulent, or criminal behavior.

401(k) PLAN

         In January, 1994, the Company adopted the COMNET Corporation and Subsidiaries 401(k) Retirement Savings Plan and Trust (the "401(k) Plan"). The 401(k) Plan provides for a contribution to be made by the Company and its subsidiaries out of current operating earnings based upon the contributions made by participating employees.

         All employees of the Company or its subsidiaries who have been employed for at least three months are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may contribute from 1% to 15% of their compensation from the Company or its subsidiary (up to a limit of $9,500) in a calendar year. The Company or the relevant subsidiary will make contributions to an employee's 401(k) Plan account equal to the sum of the following: (i) $.75 for each $1.00 a participant contributes up to 2% of the participant's compensation and (ii) $.50 for each $1.00 the participant contributes for the next 1% of the participant's compensation. Participants are 100% vested in the contributions, and earnings thereon, they make to the 401(k) Plan out of their compensation. Participants vest in Company contributions, and earnings thereon, at a rate of 20% per year of employment with the Company or its subsidiary, up to 100%. However, if a participant's employment with the Company or its subsidiary terminates because of retirement, death or disability (as defined in the 401(k) Plan), 100% of the Company contributions, and their earnings thereon, become 100% vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 1997, as to all persons who, to the knowledge of the Company, were beneficial owners of five percent or more of the Common Stock or 6% Convertible Preferred Stock of the Company, and all directors and officers of the Company as a group.


                                                                NUMBER OF SHARES OF
                                                                   COMMON STOCK              NUMBER OF SHARES OF 6%
 NAME AND ADDRESS OF BENEFICIAL OWNER                                   AND                   PREFERRED STOCK AND
    NUMBER OF PERSONS IN GROUP                                    PERCENT OF CLASS              PERCENT OF CLASS
 ------------------------------------                             ----------------               ----------------
 Medco Containment Services, Inc.                                      543,345                         100,000
 100 Summit Avenue                                                      17.0%                           67.8%
 Montvale, NJ 07645 (1)

 Robert S. Bowen                                                       301,167(2)                       5,937
 4200 Parliament Place                                                  8.9%                            4.1%
 Suite 600
 Lanham, MD 20706

 John Spohler                                                         236,875(3)                       11,875
 One Liberty Plaza                                                      7.4%                            8.1%
 New York, NY 10292

 Milton Kaplan                                                            *                            11,875
 1920 Ocean Avenue                                                                                      8.1%
 Brooklyn, NY  11230

 Leonard J. Smith                                                         *                            11,875
 451 Ives Dairy Road, #A202                                                                             8.1%
 North Miami Beach, FL  33179

 All directors and officers as a group                                 578,145                         11,875
 (9 persons)                                                            15.92%                          8.1%

* Less than 5%.

(1) Pursuant to an Agreement and Plan of Merger, dated as of July 27, 1993, as amended, by and among Merck & Co., Inc., a New Jersey corporation ("Merck"), M Acquisition Corp. ("Merger Sub") and Medco Containment Services, Inc., a Delaware corporation ("Medco"), Medco was merged with and into Merger Sub and Medco became a wholly owned subsidiary of Merck. Merck is a worldwide organization engaged primarily in the business of discovering, developing, producing and marketing products and services for the treatment of disease, and the maintenance or restoration of health. The principal executive offices of Merck are located at One Merck Drive, Whitehouse Station, New Jersey. As of June 30, 1997, Merck may be deemed to be the indirect beneficial owner, through its ownership of Medco, of 543,345 shares of Common Stock, representing approximately 17.0% of the out-standing shares of Common Stock and Merck may also be deemed to be the indirect beneficial owner, through its ownership of Medco, of 100,000 shares of 6% Preferred Stock, which is convertible into 100,000 shares of Common Stock. Merck effectively has the sole power to vote and direct the vote of such shares of Common Stock and 6% Preferred Stock, and to dispose and direct the disposal of such shares.

(2) Includes Common Stock purchase options for 197,300 shares exercisable within 60 days of June 30, 1997.

(3) Includes Common Stock purchase options for 18,750 shares exercisable within 60 days of June 30, 1997, but does not include 10,000 shares of Common Stock held by Mr. Spohler on behalf of his wife and as to which he disclaims beneficial ownership.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, all directors, officers and beneficial owners of more than ten percent of any class of stock have filed on a timely basis Forms 3, Forms 4 and Forms 5 as required in the fiscal year ended March 31, 1997, except for the following persons who inadvertently filed a late Form 3 and 4, respectively, regarding stock options granted to them pursuant to the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Rights Plan: Mark D. Funston (16,500) and Ronald F. Friedman (12,000).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has used the services of Kaye Insurance Associate, L.P. ("Kaye Insurance") of New York, New York to obtain directors and officers liability insurance coverage for the current fiscal year. A description of this coverage is set out above. Richard H. Eisenberg, a director of the Company, had also been a Senior Vice President of Kaye Insurance until 1995. The Company's payment for this coverage is $90,800 - which includes compensation to Kaye Insurance for its services that does not exceed $5,000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMNET Corporation
                                           (Registrant)



                                        /s/ MARK D. FUNSTON
                                        --------------------
                                         Mark D. Funston
                                         Vice-President,
                                         Chief Financial
                                            Officer


Dated: July 28, 1997
                                      13