Form 10-Q
period 1997-06-30
COMNET CORP
filed 1997-08-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     ......................................


                                    FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1997                                   Commission file number 0-6355

                               COMNET CORPORATION

Incorporated in Delaware                                                IRS EI No. 52-1483562

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

         YES       X                                                    NO
             --------------                                                ------------

                                                                        Shares Outstanding Effective
Class                                                                   August 11,  1997
--------------------------------------
Common Stock, $.01 par value                                            3,126,006

                               COMNET CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,           MARCH 31,
                                                                                              1997               1997
                                                                                          (UNAUDITED)          (AUDITED)
                                                                                        ---------------      ---------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                            $           992      $         1,629
   Trade and installment accounts receivable,                                                    27,950               32,460
     less allowance of $2,950 and $3,208
   Deferred income taxes                                                                          2,345                2,385
   Prepaid expenses and other assets                                                              4,195                4,533
                                                                                        ---------------      ---------------
 Total current assets:                                                                           35,482               41,007

 Installment accounts receivable, long-term                                                       4,812                6,170
 Property and equipment, net                                                                      3,589                3,667
 Computer software, net                                                                          23,564               22,306
 Other assets                                                                                     2,625                2,707
                                                                                        ---------------      ---------------
   Total assets                                                                         $        70,072      $        75,857
                                                                                        ===============      ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-Term Borrowings                                                                $         6,033      $         7,097
   Accounts payable                                                                               3,801                3,168
   Current portion of long-term debt                                                                180                  164
   Accrued expenses                                                                               3,002                5,932
   Accrued compensation                                                                           2,740                3,984
   Current deferred revenues                                                                     15,969               16,170
                                                                                        ---------------      ---------------
 Total current liabilities                                                                       31,725               36,515

 Long-term debt, net of current portion                                                             476                  304
 Deferred revenues, long term                                                                     4,125                4,606
 Deferred income taxes, net                                                                       3,311                2,801
 Minority interest in net earnings of consolidated subsidiary                                     5,213                5,419
                                                                                        ---------------      ---------------
   Total liabilities                                                                             44,850               49,645

 Commitments and contingent liabilities
 Stockholders' equity:
 6% cumulative convertible preferred stock                                                        2,846                2,846
 Common stock, $0.50 par value 10,000 shares                                                      1,794                1,794
   authorized, 3,589 and 3,583 issued and outstanding


 Capital contributed in excess of par value                                                      17,732               17,728
 Retained earnings                                                                                4,555                5,508
 Cumulative foreign currency translation                                                            310                  351
                                                                                        ---------------      ---------------
                                                                                                 27,237               28,227
 Less treasury stock at cost, 316 shares                                                         (2,015)              (2,015)
                                                                                        ---------------      ---------------
 Total stockholders' equity                                                                      25,222               26,212
                                                                                        ---------------      ---------------
   Total liabilities and stockholders' equity                                           $        70,072      $        75,857
                                                                                        ===============      ===============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                                       For the Three Month
                                                                                              Period
                                                                                          Ended June 30,
                                                                                --------------------------------
                                                                                      1997              1996
                                                                                     (FY98)            (FY97)
                                                                                --------------   ---------------
 Revenue
   Software licenses and related revenue                                        $        6,708   $         5,410
   Maintenance and service revenue                                                       5,162             5,310
                                                                                --------------   ---------------

   Total revenue                                                                        11,870            10,720

 Costs and expenses:
   Software licenses expenses                                                            2,000             1,524
   Maintenance and service expense                                                       3,330             2,834
   Research, development and indirect support                                              647               654
   Selling and marketing                                                                 5,187             4,150
   General and administrative                                                            1,806             1,456
   Provision for doubtful accounts                                                         380               380
                                                                                --------------   ---------------

     Total costs and expenses                                                           13,350            10,998
                                                                                --------------   ---------------

 Operating loss                                                                         (1,480)             (278)

 Non-operating income (loss), net                                                         (169)               44
                                                                                --------------   ---------------

 Loss from operations before provision for
      income taxes                                                                      (1,649)             (234)

 Benefit for income taxes                                                                 (534)              (37)

 Minority interest                                                                        (206)              (32)

 Net loss                                                                                 (909)             (165)
                                                                                --------------   ---------------

 Preferred stock dividend                                                                   44                44

 Net loss available to common stockholders                                      $         (953)  $          (209)
                                                                                ==============   ===============


 Earnings (loss) per share of common stock                                      $        (0.29)  $         (0.06)
                                                                                ==============   ===============

 Weighted average number of common and common
      equivalent shares outstanding
                                                                                         3,272             3,262

See notes to consolidated financial statements.

                               COMNET CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                               FOR THE THREE-MONTH
                                                                                               PERIOD ENDED JUNE 30,
                                                                                       ---------------------------------
                                                                                              1997               1996
                                                                                             (FY98)             (FY97)
                                                                                       ---------------     -------------
 Cash flows from operating activities:

 Net loss                                                                              $         (909)     $      (165)
 Adjustments to reconcile earnings (loss) from operations
   to net cash from operating activities:
      Amortization expense                                                                      1,614            1,367
      Depreciation expense                                                                        261              234
      Provision for doubtful accounts receivable                                                  380              380
      Deferred income taxes                                                                       550              440
      Minority in loss of condolidated subsidiary                                                (206)             (32)
 Change in assets and liabilities:
      Decrease in accounts receivable                                                           5,488              825
      (Increase) decrease in prepaid expenses and other current assets                            338             (486)
      Decrease in other assets                                                                     48               45
      Increase in accounts payable                                                                633              457
      Decrease in accrued expenses                                                             (4,218)          (3,278)
      Increase (decrease) in deferred revenues                                                   (682)          (1,210)
                                                                                       ---------------     -------------

   Net cash provided by (used in) operating activities                                          3,297           (1,423)
                                                                                       ---------------     -------------

 Cash flows from investing activities:
      Purchase and development of computer software                                            (2,827)          (2,901)
      Purchase of equipment and improvements                                                     (195)            (195)
      Purchase of marketable securities                                                        - - -            (3,984)
      Sale of marketable securities                                                            - - -             3,943
                                                                                       ---------------     -------------

   Net cash used by investing activities                                                       (3,022)          (3,137)
                                                                                       ---------------     -------------

 Cash flows from financing activities:
      Proceeds from short-term borrowings                                                       2,415            5,101
      Reduction of short-term borrowings                                                       (3,479)          (1,682)
      Proceeds from exercise of stock options                                                       4              117
      Proceeds from acquisition of debt                                                           199           - - -
      Reduction of long-term debt                                                                 (10)            (239)
                                                                                       ---------------     -------------

   Net cash provided by (used in) financing activities                                           (871)           3,297

 Net decrease in cash and cash equivalents                                                       (596)          (1,263)
 Effect of currency translation on cash                                                           (41)             (28)

 Cash and cash equivalents at beginning of period                                               1,629            1,845
                                                                                       ---------------     -------------

 Cash and cash equivalents at end of period                                            $          992      $       554
                                                                                       ===============     =============

See notes to consolidated financial statements.

                               COMNET CORPORATION

                   Notes to Consolidated Financial Statements

1. The financial statements for the three and six months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended June 30, 1997, 1997, are not necessarily indicative of the results for the year ending March 31, 1998. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1997, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3.3 million and $3.4 million for the three months ended June 30, 1997 and 1996, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the dilutive effect of stock options, calculated under the treasury stock method.

4. The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share. This statement which must be adopted by the Company for fiscal accounting periods ending after December 15, 1997, requires earnings per share to be calculated under newly prescribed methods. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

5. Subsequent to June 30, 1997 Group 1 Software, Inc. (Group 1) reached an agreement subject to definitization, to license its WorldTrak product to a new entity formed by the current management of its WorldTrak Division. The agreement transfers all development, support and sales and marketing responsibility to this new company. Group 1 will continue to receive a royalty on any sales of the product by the new entity.

6. Certain amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitiability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

For the quarter ended June 30, 1997 the Company's revenues of $11.9 million increased 11% from the $10.7 million reported for the comparable period the prior year. Net loss for the quarter ended June 30, 1997, was $1.0 million or $(0.29) per share compared with a net loss of $0.2 million or $.(06) per share in fiscal 1997. The decline in profitability for the quarter ended June 30, 1997 was due to increased sales and marketing, G&A (primarily legal and accounting fees) and maintenance and professional services costs partially offset by an increase in revenue.

Software license fees and related revenues of $5.1 million for the first fiscal quarter decreased 6% over the prior year. As a percent of total revenue, first quarter software license and related revenue was 43% in fiscal 1998 compared with 50% in fiscal 1997. The decrease was due to lower license revenue in Group 1's PC, WorldTrak and Traditional Large Systems divisions offset by higher license revenue in the DOC1 division.

License fees from Customer Information Management Systems software for the fiscal first quarter were essentially flat compared with the first quarter of fiscal 1997.

License fees from Database Marketing Systems decreased 11% for the fiscal first quarter from the comparable period the prior year. The decrease resulted from lower sales of our traditional Database Marketing products partially offset by higher sales of the Data Designs product.

Licensing of Electronic Document Systems increased 35% in the fiscal first quarter. Sales of these products were strong in both domestic and international markets.

Group 1's core Mailing Efficiency software license fees for the fiscal first quarter decreased 13% over the same period in the prior year. The decrease was due to lower sales in both the PC and Large Systems product lines.

Maintenance and other revenue of $6.8 million for the quarter increased 28% over the prior year. Maintenance and other revenue accounted for 57% of total revenue for the quarter ended June 30, 1997 compared with 50% for same period in the prior year. Recognized maintenance fees were $5.2 million for the quarter ended June 30, 1997, an increase of 16% over the comparable period of the prior year. Professional and educational service revenues of $1.6 million for the quarter ended June 30, 1997 were 73% higher than the same period of the prior year. Maintenance revenue increased in all product lines while the professional service revenue increases were primarily in Electronic Document Systems.

Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing software which fully complied with all new United States Postal Service reclassification regulations Group 1 extended maintenance contracts by six months for users of its Mailstream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's revenue, resulting from the growth of DOC1 and database marketing systems revenues which require more consulting and professional services than Group 1 traditional products.

During the fiscal first quarter, total operating costs of $13.4 million amounted to 113% of revenue compared with $11.0 million or 103% of revenue during the same period the prior year.

Software license expense increased to $2.0 million for the three months ended June 30, 1997, from $1.5 million in the comparable prior year period, representing 40% and 28% of software license and related revenues, respectively. The increase is due to higher royalty and amortization costs along with lower license fees from the comparable period the prior year.

Maintenance and service expense increased to $3.3 million in the current quarter from $2.8 in the comparable period in fiscal 1997, representing 49% and 53% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue reflects higher margins in both maintenance and support as described below.

Included in maintenance and service expense above are professional and educational service costs of $1.4 million which were 87% of professional services and education revenue for the first quarter compared with $1.0 million and 104% for the comparable period in the prior year. The company expects these margins to increase as professional services revenue grows.

Costs of maintenance were $1.9 million for the first quarter of fiscal 1998 representing 37% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.8 million or 41% of maintenance revenue. The lower cost as a percentage of maintenance revenues reflects economies of scale achieved with maintenance support costs spread over a larger revenue base.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.6 million in the first quarter of fiscal 1998 and $0.7 million in the same quarter the prior year, representing 5% and 6% of total revenue, respectively. The Company anticipates these costs as a percentage of revenue to increase due to the expanded product offerings.

Selling and marketing expenses totaled $5.2 million or 44% of revenue in the first quarter of fiscal 1998 and $4.2 million or 39% of revenue in the prior year period. The increase in the current year expenses is primarily due to the higher staffing, marketing and incentive compensation to support higher sales of the DOC1 products. The Company believes these costs, as a percentage of revenue, will decline as revenue increases.

General and administrative expenses were $1.8 million or 15% of total revenue compared with $1.5 million or 14% for the three months ended June 30, 1997 and 1996, respectively. The increase is primarily due to higher legal and accounting costs.

The provision for doubtful accounts was $0.4 million and 3% of revenue as compared with $0.4 million and 4% for the three month period ended June 30, 1997 and 1996 respectively.

Net non-operating expense was $0.2 million for the first quarter ended June 30, 1997 as compared with net non-operating income of $44,000 for the comparable period in fiscal year 1997. These differences reflect higher net interest expense of $0.2 million for the quarter, which was caused by increased borrowings under the Group 1 line of credit.

The Company's effective tax rate was 32% and 16% for the three-month period ending June 30, 1997 and 1996, respectively. The current year's rate is the net effect of a 32% effective tax rate on both domestic and foreign taxable net losses.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $3.8 million at June 30, 1997, as compared with $4.5 million at March 31, 1997. The current ratio was 1.1 to 1 at both June 30, 1997, and at March 31, 1997.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the company's Group 1 subsidiary maintains a two-year uncollateralized $10.0 million line of credit arrangement with Crestar Bank. The line of credit bears interest at the bank's prime rate minus 50 basis points or Libor plus 150 basis points at Group 1's option. The line of credit arrangement requires Group 1, among other things, to maintain an EBIT to interest ratio of at least 4.5 to 1 through December 31, 1997 and at least 6.5 to 1 thereafter. The bank has waived this requirement for the quarter ended June 30, 1997. At June 30, 1997, borrowings outstanding under the prior line of credit were $6.0 million; at March 31, 1997, borrowings were $7.1 million.

For the three months ended June 30, 1997 , a net loss of $0.9 million plus non-cash expenses of $2.6 million provided a total of $1.7 million cash from operating activities. Working capital items contributed an additional $1.6 million resulting in net cash provided by operating activities of $3.3 million. The cash provided by working capital items includes a $5.5 million decrease in accounts receivable, offset by a $0.7 million decrease in deferred revenue and a decrease in accured expenses of $4.2 million. The decrease in accounts receivable is due to increased cash collections along with the sale of certain receivables to a third party financier. Investment in purchased and developed software of $2.8 million and capital equipment of $0.2 million resulted in $3.0 million used by investing activities. $0.9 million was used in financing activities, primarily payments to reduce short-term borrowings under the Company's credit facility.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $ 10.5 million and $11.1 million at June 30, 1997, and March 31, 1997, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms of payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates (including the new software releases associated with the postal reclassification regulations issued July 1, 1996) from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $8.6 million, or 82% of the installment receivables at June 30, 1997. Group 1 is aware of no current market risk associated with the installment receivables.

As of June 30, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and its current credit facility. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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

Listing of Exhibits

           11.0            Computation of earnings per share.

           --------------------------------------------------
                   Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMNET CORPORATION

Date:    August 14, 1997

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