Form 10-Q
period 1997-09-30
COMNET CORP
filed 1997-11-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended September 30, 1997           Commission file number 0-6355




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

         YES    X                                    NO
            ---------                                  ---------


Class                                               Shares Outstanding Effective
-------------------------------                     November 5, 1997
Common Stock, $.50 par value                        3,357,149

                               COMNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           SEPTEMBER 30,        MARCH 31,
                                                                                               1997               1997
                                                                                            (UNAUDITED)         (AUDITED)
                                                                                           ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $          792     $        1,629
  Trade and installment accounts receivable,
    less allowance of $3,174 and $3,208                                                         28,383             32,460
  Deferred income taxes                                                                          2,279              2,385
  Prepaid expenses and other current assets                                                      4,007              4,533
                                                                                           ------------       ------------
Total current assets:                                                                           35,461             41,007

Installment accounts receivable, long-term                                                       4,812              6,170
Property and equipment, net                                                                      3,455              3,667
Computer software, net                                                                          23,788             22,306
Other assets                                                                                     2,457              2,707
                                                                                           ------------       ------------

  Total assets                                                                          $       69,973     $       75,857
                                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                 $        7,883     $        7,097
  Accounts payable                                                                               2,119              3,168
  Current portion of long-term debt                                                                157                164
  Accrued expenses                                                                               3,027              5,932
  Accrued compensation                                                                           3,237              3.984
  Current deferred revenues                                                                     15,120             16,170
                                                                                           ------------       ------------
Total current liabilities                                                                       31,543             36,515

Long-term debt, net of current portion                                                             446                304
Deferred revenues, long-term                                                                     3,803              4,606
Deferred income taxes                                                                            3,444              2,801
Minority interest in net earnings of consolidated subsidiary                                     5,327              5,419
                                                                                           ------------       ------------

  Total liabilities                                                                             44,563             49,645
                                                                                           ------------       ------------

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock, $0.25 par value
  148 shares issued and outstanding                                                              2,846              2,846
Common stock, $0.50 par value 10,000 shares
  authorized, 3,590 and 3,588 issued and outstanding                                             1,795              1,794
Capital contributed in excess of par value                                                      17,739             17,728
Retained earnings                                                                                4,993              5,508
Cumulative foreign currency translation                                                             52                351
                                                                                           ------------       ------------

                                                                                                27,425             28,227
Less treasury stock at cost, 316 shares                                                        (2,015)            (2,015)
                                                                                           ------------       ------------

  Total stockholders' equity                                                                    25,410             26,212
                                                                                           ------------       ------------

Total liabilities and stockholders' equity                                              $       69,973     $       75,857
                                                                                           ============       ============


See notes to consolidated financial statements.

                               COMNET CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                FOR THE THREE MONTH                  FOR THE SIX MONTH PERIOD
                                                             PERIOD ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                             ---------------------------            ----------------------------
                                                               1997             1996                   1997             1996
                                                              (FY98)           (FY97)                 (FY98)           (FY97)
                                                             ----------       ----------            -----------      -----------
Revenue:
  Software licenses and related revenue                   $      8,374     $      7,125          $      13,436    $      12,535
  Maintenance and service revenue                                6,990            5,934                 13,798           11,244
                                                             ----------       ----------            -----------      -----------

    Total revenue                                               15,364           13,059                 27,234           23,779
                                                             ----------       ----------            -----------      -----------

Costs and expenses:
  Software licenses expense                                      2,796            1,689                  4,796            3,213
  Maintenance and service expense                                3,290            3,326                  6,620            6,159
  Research, development and indirect support                       629              636                  1,276            1,289
  Selling and marketing                                          5,179            4,891                 10,366            9,041
  General and administrative                                     1,663            1,646                  3,468            3,102
  Provision for doubtful accounts receivable                       725              456                  1,105              836
                                                             ----------       ----------            -----------      -----------

    Total costs and expenses                                    14,282           12,644                 27,631           23,640
                                                             ----------       ----------            -----------      -----------

Operating earnings (loss)                                        1,082              415                  (397)              139

Non-operating expense, net                                       (145)            (169)                  (314)            (126)
                                                             ----------       ----------            -----------      -----------

Earnings (loss) from operations before provision
     for income taxes and minority interest                        937              246                  (711)               13

Provision (benefit) for income taxes                               342               41                  (192)                4

Minority interest in net earnings (loss) of
     consolidated subsidiary                                       114               51                   (92)               19
                                                             ----------       ----------            -----------      -----------

Net earnings (loss)                                                481              154                  (427)             (10)

Preferred stock dividend requirements                               44               44                     88               88
                                                             ----------       ----------            -----------      -----------

Net earnings (loss) available to common
     stockholders                                         $        437     $        110          $       (515)    $        (98)
                                                             ==========       ==========            ===========      ===========


Earnings (loss) per share of common stock:                $       0.13     $       0.03          $      (0.16)    $      (0.03)
                                                             ==========       ==========            ===========      ===========

Weighted average number of common and common
     equivalent shares outstanding                               3,297            3,265                  3,272            3,257


See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                 FOR THE SIX-MONTH
                                                                                             PERIOD ENDED SEPTEMBER 30,
                                                                                         -----------------------------------
                                                                                               1997                1996
                                                                                              (FY98)              (FY97)
                                                                                         -----------------     -------------
Cash flows from operating activities:
     Net loss                                                                               $    (427)         $      (10)
Adjustments to reconcile earnings (loss) from operations
     to net cash from operating activities:
       Amortization expense                                                                     3,467               2,790
       Depreciation expense                                                                       529                 471
       Provision for doubtful accounts receivable                                               1,105                 836
       Deferred income taxes                                                                      749                 771
       Minority interest in earnings of consolidated subsidiary                                  (92)                  19
Change in assets and liabilities:
       (Increase) decrease in accounts receivable                                               4,330             (2,357)
       (Increase) decrease in prepaid expenses and other current assets                           526             (1,250)
       Decrease in other assets                                                                   184                  82
       Increase (decrease) in accounts payable                                                (1,049)               2,008
       Decrease in accrued expenses and compensation                                          (3,651)             (2,254)
       Decrease in deferred revenues                                                          (1,853)             (1,692)
                                                                                              --------           ---------

  Net cash provided by (used in) operating activities                                           3,818               (586)
                                                                                              --------           ---------

Cash flows from investing activities:
       Purchase and development of computer software                                          (4,854)             (5,557)
       Purchase of equipment and improvements                                                   (346)               (522)
       Purchase of marketable securities                                                         ---              (3,984)
       Sale of marketable securities                                                             ---               5,965
                                                                                              --------           ---------

  Net cash used in investing activities                                                       (5,200)            (4,098)
                                                                                              --------           ---------

Cash flows from financing activities:
       Proceeds from short-term borrowings                                                      9,772              10,865
       Reduction of short-term borrowings                                                     (8,986)             (6,637)
       Proceeds from exercise of common stock options                                              12                 155
       Proceeds from acquisition of debt                                                          199                 ---
       Reduction of long-term debt                                                               (64)               (285)
       Dividends paid on preferred stock                                                         (89)                (89)
                                                                                              --------           ---------

 Net cash provided by financing activities                                                        844               4,009
                                                                                              --------           ---------

Net decrease in cash and cash equivalents                                                       (538)               (675)

Effect of exchange rate changes on cash and cash equivalents                                    (299)                (13)

Cash and cash equivalents at beginning of period                                                1,629               1,845
                                                                                              --------           ---------

Cash and cash equivalents at end of period                                                 $      792         $     1,157
                                                                                              ========           =========


See notes to consolidated financial statements.

                               COMNET CORPORATION

                   Notes to Consolidated Financial Statements

1. The financial statements for the three and six months ended September 30, 1997 and 1996, and as of September 30, 1997, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results for the year ending March 31, 1998. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1997, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.


2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $6,073,000 and $5,915,000 for the six months ended September 30, 1997 and 1996, respectively.

3. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings to stockholders, after deducting dividends on preferred stock. Earnings per share of common stock have been computed. Using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.

4. The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share. This statement which must be adopted by the Company for fiscal accounting periods ending after December 15, 1997, requires earnings per share to be calculated under newly prescribed methods. Adoption of SFAS No. 128 is not expected to have a material impact on the company's earnings per share.

5. Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

For the quarter ended September 30, 1997, the Company's revenues of $15.4 million increased 18% from the $13.1 million reported for the comparable period the prior year. Net earnings for the quarter ended September 30, 1997, were $0.4 million or $0.13 per share compared with net earnings of $0.1 million or $0.03 per share in fiscal 1997. For the six months ended September 30, 1997, the Company's revenue was $27.2 million, an increase of 14% over revenue of $23.8 million the prior year. The Company's net loss for the six month period was $0.5 million or $0.16 per share compared with a loss of $0.1 million or $0.03 per share the prior year. The decline in profitability for the six month period was due to first quarter fiscal 1998 losses arising from increased sales and marketing, general and administrative (primarily legal and accounting fees) and maintenance and professional services costs, partially offset by an increase in revenue. The increase in net earnings for the quarter was primarily due to higher revenue partially offset by higher royalty, sales, marketing and bad debt expenses.

Software license fees and related revenues of $8.4 million for the second fiscal quarter increased 18% over the prior year. As a percent of total revenue, second quarter software license and related revenue was 55% in both fiscal 1998 and fiscal 1997. For the six month period, software license fees and related revenues of $13.4 million were 7% above the prior year. For the six month period, software license and related revenue as a percent of total revenue was 49% in fiscal 1998 compared with 53% in fiscal 1997. License fees increased in all market areas except Electronic Document Systems.

License fees from Customer Information Management Systems software for the fiscal second quarter increased $292,000 over the prior year and for the six month period, were $245,000 above the comparable period in the prior year. The increases were due to sales of NADIS offset by lower sales of the WorldTrak product which was disposed of during the quarter (see below).

License fees from Database Marketing Systems increased 154% for the fiscal second quarter. For the six month period ended September 30, 1997, revenues increased 77% over the comparable period the prior year. The increase resulted from higher sales of Model 1 and Geographic Coding products partially offset by lower sales of our DataDesigns products.

Licensing of Electronic Document Systems decreased 35% in the fiscal second quarter. For the six month period ended September 30, 1997, Electronic Document Systems license fees decreased 18% over the comparable period the prior year.

The Company's core Mailing Efficiency software license fees for the fiscal second quarter increased 21% over the same period the prior year. For the six months ended September 30, 1997, revenues increased 4% over the comparable period in the prior year. The increases were primarily due to continued growth of the Open Systems product suite and increased mainframe revenue.

Maintenance and other revenue of $7.0 million for the quarter increased 18% over the prior year. For the six month period, maintenance and other revenue of $13.8 million was 23% above the comparable period in the prior year. Maintenance and other revenue accounted for 46% and 51% of total revenue for the quarter and six months ended September 30, 1997, compared with 45% and 47%, respectively in the prior year. Recognized maintenance fees included in maintenance and other revenue above, were $5.3 million and $10.5 million for the quarter and six months ended September 30, 1997, increases of 19% and 17% over the comparable periods of the prior year. Professional and educational service revenues of $1.7 million and $3.3 million for the quarter and six months ended September 30, 1997, were 24% and 44% over the comparable periods of the prior year.

It is anticipated that professional and educational service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of Electronic Document Systems, and Database Marketing Systems revenues which require more consulting and professional services than the Company's traditional Mailing Efficiency products.

Effective September 5, 1997, Group 1 granted an exclusive license to InterTrak Corporation for the distribution of the WorldTrak products for a period of 36 months. At the end of the 36 month period, ownership of the product will pass to InterTrak. Group 1 will receive a 30% royalty on all sales of the WorldTrak product during the 36 month period. In addition, Group 1 has contracted with InterTrak for the maintenance and support of all existing WorldTrak customers during the remaining terms of the maintenance contracts.

During the fiscal second quarter, total operating costs of $14.3 million amounted to 93% of revenue compared with $12.6 million or 97% of revenue during the same period the prior year. For the six months ended September 30, 1997, total operating costs of $27.6 million were 101% of revenue as compared with $23.6 million or 99% of revenue in the prior year.

Software license expense increased to $2.8 million for the three months ended September 30, 1997, from $1.7 million in the comparable prior year period, representing 33% and 24% of software license and related revenues, respectively. For the six months ended September 30, 1997 and 1996, software license expense represented 36% and 26% of software license and related revenue respectively. The increased expense primarily relates to higher royalty costs from increased sales of Database Marketing products and Customer Information Management Systems, as well as higher amortization expense.

Maintenance and service expense was $3.3 million in both the current quarter and the comparable period in fiscal 1997, representing 47% and 56% of maintenance and service revenue, respectively. For the six months ended September 30, 1997 and 1996, maintenance and service expense represented 48% and 55% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue reflects higher margins in both maintenance and service, as described below.

Included in maintenance and service expense above are professional and educational service costs of $1.3 million which were 75% of professional services revenue for the second quarter compared with $1.1 million and 79% for the comparable quarter in the prior year. For the six months ended September 30, 1997, professional and educational service costs were $2.8 million and 84% of professional service revenue compared with $2.3 million and 89% in the prior year. The Company expects these margins to increase as professional services revenue grows.

Costs of maintenance was $2.0 million for the second quarter of fiscal 1998, representing 38% of maintenance revenue compared with costs of $2.2 million and 50% of maintenance revenue in the second quarter of fiscal 1997. For the six months ended September 30, 1997, maintenance costs of $3.9 million were 37% of maintenance revenue compared with $4.1 million and 46% in the comparable period of the prior year. The lower cost as a percentage of maintenance revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base, as well as cost reductions.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.6 million in the second quarter of fiscal 1998 and $0.6 million in the same quarter the prior year, representing 4% and 5% of total revenue in both periods. For both the six month periods ended September 30, 1997 and 1996, research, development and indirect support expenses were 5% of total revenue. The Company anticipates that these costs, as a percentage of revenue, will increase due to expanded product offerings.

Selling and marketing expenses totaled $5.2 million or 34% of total revenue in the second quarter of fiscal 1998 and $4.9 million or 37% of total revenue in the prior year. For the six month periods ending September 30, 1997 and 1996, selling and marketing expenses were 38% of total revenue. The Company believes these costs, as a percentage of revenue, will remain around these levels.

General and administrative expenses were $1.7 million or 11% of total revenue compared with $1.6 million or 13% of total revenue for the three months ended September 30, 1997 and 1996, respectively. For the six month period ended September 30, 1997, general and administrative expenses were $3.5 million or 13% of total revenue compared with $3.1 million or 13% of total revenue in the prior year.

The provision for doubtful accounts was $0.7 million and $1.1 million in fiscal 1998 as compared with $0.5 million and $0.8 million in fiscal year 1997 for the three and six months periods ended September 30, respectively. The increase in the current year provision is based upon the larger accounts receivable balances at September 30, 1997 and higher revenues during the period as compared with the same period the prior year.

Net non-operating expense was $0.1 million for the second quarter and $0.3 million for the six months ended September 30, 1997 as compared with net non-operating expense of $0.2 million and $0.1 million, respectively, for the comparable periods in fiscal year 1997. These differences reflect lower net interest expense of $15,000 for the quarter versus the second quarter of fiscal 1997. In addition, the Company had no investment income in the second quarter of fiscal 1998 compared with losses on investments of $35,000 in the second quarter of fiscal 1997. For the six months ended September 30, 1997, the Company recognized no investment income compared with investment gains of $34,000 in the comparable period the prior year.

The Company's effective tax rate was 27% and 33% for the six month periods ending September 30, 1997 and 1996, respectively. The lower rate in fiscal 1998 reflects a lower relative effect from non-deductible expenses and state taxes on higher net taxable loss, as well as reduced research and development credits. The current year's rate is the net effect of a 23% effective tax rate on domestic taxable net loss and a 31% effective tax rate on foreign taxable net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $3.9 million at September 30, 1997, as compared with $4.5 million at March 31, 1997. The current ratio was 1.1 to 1 at September 30, 1997 and at March 31, 1997.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains a two year $10,000,000 line of credit arrangement with Crestar Bank, expiring August 31, 1998. As amended, effective September 30, 1997, the line of credit bears interest at the bank's prime rate, or Libor plus 175 basis points at Group 1's option. The line of credit is secured by trade accounts receivable (excluding installment accounts receivable) and maintenance renewal accounts receivable and among other things, requires Group 1 to maintain an EBIT (earnings before interest and taxes) to interest ratio of at least 1.5 to 1 through March 31, 1998, and at least 2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998, and no more than 4.0 to 1 thereafter. At September 30, 1997, borrowings outstanding under the line of credit were $7.9 million and at March 31, 1997, borrowings were $7.1 million. Aggregate borrowings under the arrangement are limited to the lesser of $10,000,000 or 85% of the trade accounts receivable (excluding installment accounts receivable) and 50% of the maintenance renewal accounts receivable.

For the six months ended September 30, net losses of $0.4 million plus non-cash expenses of $5.8 million provided a total of $5.4 million cash from operating activities. This amount was reduced by cash used for working capital items totaling $1.6 million resulting in net cash used by operating activities of $3.8 million. The cash used for working capital items includes a $4.3 million decrease in accounts receivable, offset by a $1.9 million decrease in deferred revenue. The decrease in accounts receivable is due to increased cash collections along with the sale of certain receivables to a third party financier. Investment in purchased and developed software of $4.9 million, and capital equipment of $0.3 million, resulted in $5.2 million used by investing activities. $0.8 million was provided by financing activities, primarily short term borrowings under Group 1's credit facility.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% to 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. Installment receivables included in accounts receivable were $9.9 million and $11.9 million at September 30, 1997 and March 31, 1997, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates (including the new software releases associated with the postal reclassification regulations issued July 1, 1996) from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $6.4 million, or 65% of the installment receivables at September 30, 1997. Group 1 is aware of no current market risk associated with the installment receivables.

As of September 30, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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

                  NONE

ITEM 6.           Exhibits and Reports on Form 8-K

                  Exhibit 11

                  No filings on Form 8-K have been made during the quarter

                                     PART IV

Listing of Exhibits

         11.0             Computation of earnings per share.

         ---------------------------------------------------
                   Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Group 1 Software, Inc.

Date:    November 14, 1997

                                                 /s/ Mark Funston
                                                 Mark Funston
                                                 Chief Financial Officer

Index of Exhibits

                                                                Page
                                                               Number
                                                               ------

        11.0     Computation of earnings per share.              11