Form 10-Q
period 1997-12-31
COMNET CORP
filed 1998-02-17
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                     ......................................


                                    FORM 10Q




                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934


For the Quarter Ended December 31, 1997            Commission file number 0-6355





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


            YES       X              NO
                -------------           ------------


                                            Shares Outstanding Effective
Class                                       February 13, 1998
-----------------------------               3,276,541
Common Stock, $.50 par value

                               COMNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,      MARCH 31,
                                                                                     1997            1997
                                                                                  (UNAUDITED)      (AUDITED)
                                                                                 -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $    708        $  1,629

  Trade and installment accounts receivable,
    less allowance of $2,669 and $3,208                                              27,434          32,460
  Deferred income taxes                                                               2,186           2,385
  Prepaid expenses and other current assets                                           3,876           4,533
                                                                                   --------        --------
Total current assets                                                                 34,204          41,007

Installment accounts receivable, long-term                                            4,429           6,170
Property and equipment, net                                                           3,402           3,667
Computer software, net                                                               23,844          22,306
Other assets                                                                          2,550           2,707
                                                                                   --------        --------

  Total assets                                                                     $ 68,429        $ 75,857
                                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                            $  5,083        $  7,097
  Accounts payable                                                                    1,814           3,168
  Current portion of long-term debt                                                     179             164
  Accrued expenses                                                                    3,543           5,932
  Accrued compensation                                                                3,377           3,984
  Current deferred revenues                                                          15,171          16,170
                                                                                   --------        --------
Total current liabilities                                                            29,167          36,515

Long-term debt, net of current portion                                                  419             304
Deferred revenues, long-term                                                          4,045           4,606
Deferred income taxes                                                                 3,493           2,801
Minority interest in net earnings of consolidated subsidiary                          5,459           5,419
                                                                                   --------        --------

  Total liabilities                                                                  42,583          49,645
                                                                                   --------        --------

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock, $0.25 par value 148 shares issued
  and outstanding                                                                     2,846           2,846
Common stock, $0.50 par value 10,000 shares
  authorized, 3,592 and 3,588 issued and outstanding                                  1,796           1,794
Capital contributed in excess of par value                                           17,752          17,728
Retained earnings                                                                     5,371           5,508
Cumulative foreign currency translation                                                  96             351
                                                                                   --------        --------

                                                                                     27,861          28,227
Less treasury stock at cost, 316 shares                                              (2,015)         (2,015)
                                                                                   --------        --------

  Total stockholders' equity                                                         25,846          26,212
                                                                                   --------        --------

Total liabilities and stockholders' equity                                         $ 68,429        $ 75,857
                                                                                   ========        ========

See notes to consolidated financial statements.

                               COMNET CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                     FOR THE THREE MONTH PERIOD      FOR THE NINE MONTH PERIOD
                                                                         ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                                     --------------------------      -------------------------
                                                                       1997            1996            1997            1996
                                                                      (FY98)          (FY97)          (FY98)          (FY97)
                                                                     --------        --------        --------        --------
Revenue:
  Software licenses and related revenue                              $  8,989        $  8,376        $ 22,425        $ 20,911
  Maintenance and service revenue                                       6,870           6,255          20,668          17,498
                                                                     --------        --------        --------        --------

    Total revenue                                                      15,859          14,631          43,093          38,409
                                                                     --------        --------        --------        --------

Costs and expenses:
  Software licenses expense                                             2,774           2,294           7,569           5,506
  Maintenance and service expense                                       2,920           3,271           9,540           9,430
  Research, development and indirect support                              822             574           2,099           1,863
  Selling and marketing                                                 5,210           5,447          15,576          14,489
  General and administrative                                            2,118           1,792           5,587           4,894
  Provision for doubtful accounts receivable                            1,000             475           2,105           1,311
                                                                     --------        --------        --------        --------

    Total costs and expenses                                           14,844          13,853          42,476          37,493
                                                                     --------        --------        --------        --------

Operating earnings                                                      1,015             778             617             916

Non-operating expense, net                                               (104)           (138)           (418)           (263)
                                                                     --------        --------        --------        --------

Earnings from operations before provision for
  income taxes and minority interest                                      911             640             199             653

Provision for income taxes                                                356             234             163             238


Minority interest in net earnings of consolidated
  subsidiary                                                              132              90              40             109
                                                                     --------        --------        --------        --------

Net earnings (loss)                                                       423             316              (4)            306

Preferred stock dividend requirements                                      44              44             133             133
                                                                     --------        --------        --------        --------


Net earnings (loss) available to common
  stockholders                                                       $    379        $    272        $   (137)       $    173
                                                                     ========        ========        ========        ========

Basic earnings (loss) per share of
  common stock                                                       $   0.12        $   0.08        $  (0.04)       $   0.05
                                                                     ========        ========        ========        ========

Diluted earnings (loss) per share of
  common stock                                                       $   0.12        $   0.08        $  (0.04)       $   0.05
                                                                     ========        ========        ========        ========


Basic weighted average number of common shares outstanding              3,273           3,268           3,272           3,261

Diluted weighted average number of common and
  common equivalent shares outstanding                                  3,290           3,283           3,272           3,282


See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                   FOR THE NINE-MONTH
                                                                                PERIOD ENDED DECEMBER 31,
                                                                                -------------------------
                                                                                   1997           1996
                                                                                  (FY98)         (FY97)
                                                                                ---------       --------
Cash flows from operating activities:
      Net earnings (loss)                                                       $     (4)       $    306
Adjustments to reconcile earnings from operations
      to net cash from operating activities:
         Amortization expense                                                      5,338           4,478
         Depreciation expense                                                        776             719
         Provision for doubtful accounts receivable                                2,105           1,311
         Deferred income taxes                                                       891               9
         Loss on disposal of assets                                                   13           - - -
         Minority interest in earnings of consolidated subsidiary                     40             109
Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                4,662          (4,992)
         (Increase) decrease in prepaid expenses and other current assets            657            (341)
         Decrease in other assets                                                     58             119
         Increase (decrease) in accounts payable                                  (1,354)          1,325
         Decrease in accrued expenses and compensation                            (3,041)         (2,232)
         Decrease in deferred revenues                                            (1,560)         (1,049)
                                                                                --------        --------

  Net cash provided by (used in) operating activities                              8,581            (238)
                                                                                --------        --------

Cash flows from investing activities:
         Purchase and development of computer software                            (6,726)         (7,925)
         Purchase of equipment and improvements                                     (575)           (721)
         Purchase of marketable securities                                         - - -          (3,984)
         Sale of marketable securities                                             - - -           5,965
                                                                                --------        --------

  Net cash used in investing activities                                           (7,301)         (6,665)
                                                                                --------        --------
Cash flows from financing activities:
         Proceeds from short-term borrowings                                      11,854          18,865
         Reduction of short-term borrowings                                      (13,868)        (11,365)
         Proceeds from exercise of common stock options                               26             158
         Proceeds from acquisition of debt                                           199           - - -
         Reduction of long-term debt                                                 (68)           (552)
         Dividends paid on preferred stock                                           (89)            (88)
                                                                                --------        --------

 Net cash provided by (used in) financing activities                              (1,946)          7,018
                                                                                --------        --------



Net increase (decrease) in cash and cash equivalents                                (666)            115

Effect of exchange rate changes on cash and cash equivalents                        (255)              2

Cash and cash equivalents at beginning of period                                   1,629           1,845
                                                                                --------        --------

Cash and cash equivalents at end of period                                      $    708        $  1,962
                                                                                ========        ========

See notes to consolidated financial statements.

                               COMNET CORPORATION

                   Notes to Consolidated Financial Statements



1. The financial statements for the three and nine months ended December 31, 1997 and 1996, and as of December 31, 1997, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results for the year ending March 31, 1998. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1997, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.


2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $9,549,000 and $8,983,000 for the nine months ended December 31, 1997 and 1996, respectively.


3. The Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share, which the Company has adopted for the presentation of earnings per share. Prior periods have also been restated. Earnings per share of common stock in the accompanying financial statements have been computed on the net earnings to stockholders, after deducting dividends on preferred stock. Basic earnings per share have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share of common stock have been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares result from the dilutive effect of stock options calculated under the treasury stock method.


4. Subsequent to December 31, 1997, Group 1 granted an exclusive license to Datatech Enterprises, Inc. (Datatech) for the distribution of certain of Group 1's PC based products for a period of 60 months. Group 1 will receiver certain guaranteed payments as well as contingent royalties during the 60 month period. The royalties are payable on a graduated scale once sales of the PC products exceed $2,000,000 during any year. Additionally, Datatech assumed the software maintenance and technical support obligations for existing customers of the licensed products and assumed certain accounts receivable and inventories associated with those products. Ownership of the licensed products will transfer to Datatech at the end of the 60 month period or upon payment of $2,600,000 in royalties, whichever occurs first.


5. Certain prior year amounts have been reclassified to conform with the current year presentation.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      RESULTS OF OPERATIONS

      Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are ?forward-looking statements? as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

      For the quarter ended December 31, 1997, the Company's revenues of $15.9 million increased 8% from the $14.6 million reported for the comparable period the prior year. Net earnings for the quarter ended December 31, 1997, were $0.4 million or $0.12 per share compared with net earnings of $0.3 million or $0.08 per share in fiscal 1997. For the nine months ended December 31, 1997, the Company's revenue was $43.1 million, an increase of 12% over revenue of $38.4 million the prior year. The Company had a net loss for the nine month period of $0.1 million or $0.04 per share compared with earnings of $0.2 million or $0.05 per share the prior year. The decline in profitability for the nine month period was due to first quarter fiscal 1998 losses arising from increased sales and marketing, general and administrative and maintenance and professional services costs, partially offset by an increase in revenue. The increase in net earnings for the quarter was primarily due to higher revenue partially offset by higher royalty and bad debt expenses.

      Software license fees and related revenues of $9.0 million for the third fiscal quarter increased 7% over the prior year. Third quarter software license and related revenue was 57% of total revenue in both fiscal 1998 and fiscal 1997. For the nine month period, software license fees and related revenues of $22.4 million were 7% above the prior year. For the nine month period, software license and related revenue was 52% of total revenue in fiscal 1998 compared with 54% in fiscal 1997. License fees increased in all market areas except Mailing Efficiency.

      License fees from Customer Information Management Systems software for the fiscal third quarter increased $242,000 over the prior year and for the nine month period, were $487,000 above the comparable period in the prior year. The increases were due to sales of NADIS offset by lower sales of the WorldTrak product.

      License fees from Database Marketing Systems increased 115% for the fiscal third quarter versus the prior year. For the nine month period ended December 31, 1997, revenues increased 94% over the comparable period the prior year. The increase resulted from higher sales of Model 1 and Geographic Coding products partially offset by lower sales of our DataDesigns products.

      Licensing of Electronic Document Systems increased 221% in the fiscal third quarter. For the nine month period ended December 31, 1997, Electronic Document Systems license fees increased 40% over the comparable period the prior year. The increases were due to sales of our DOC1 Product in the U.S. and Europe.

      The Company's core Mailing Efficiency software license fees for the fiscal third quarter decreased 44% compared with the same period the prior year. For the nine months ended December 31, 1997, revenues decreased 18% over the comparable period in the prior year. The decrease was primarily due to lower sales of our mainframe and PC products partially offset by higher sales of our Open Systems products suite.

      Maintenance and other revenue of $6.9 million for the quarter increased 10% over the prior year. For the nine month period, maintenance and other revenue of $20.7 million was 18% above the comparable period in the prior year. Maintenance and other revenue accounted for 43% and 48% of total revenue for the quarter and nine months ended December 31, 1997, compared with 43% and 46%, respectively in the prior year. Recognized maintenance fees included in maintenance and other revenue above, were $5.4 million and $15.8 million for the quarter and nine months ended December 31, 1997, increases of 21% and 19% over the comparable periods of the prior year. Professional and educational service revenues of $1.5 million and $4.8 million for the quarter and nine months ended December 31, 1997, represented a decrease of 18% for the quarter and an increase of 17% for the nine month period. The decrease in revenue in the third quarter of fiscal 1998 was due to lower professional services revenue for the mailing efficiency/database marketing products. The increase year over year is due to higher professional services revenue for the Electronic Document Systems products during the first six months of fiscal 1998.

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

      During the fiscal third quarter, total operating costs of $14.6 million amounted to 92% of revenue compared with $13.7 million or 94% of revenue during the same period the prior year. For the nine months ended December 31, 1997, total operating costs of $42.1 million were 98% of revenue as compared with $37.1 million or 97% of revenue in the prior year.

      Software license expense increased to $2.8 million for the three months ended December 31, 1997, from $2.3 million in the comparable prior year period, representing 31% and 27% of software license and related revenues, respectively. For the nine months ended December 31, 1997 and 1996, software license expense represented 34% and 26% of software license and related revenue respectively. The increased expense primarily relates to higher royalty costs from increased sales of Database Marketing products and Customer Information Management Systems in fiscal 1998.

      Maintenance and service expense decreased to $2.9 million from $3.3 million in fiscal 1997, representing 43% and 52% of maintenance and service revenue, respectively. For the nine months ended December 31, 1997 and 1996, maintenance and service expense represented 46% and 54% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue reflects higher margins in both maintenance and service, as described below.

      Included in maintenance and service expense above are professional and educational service costs of $1.2 million which were 80% of professional services revenue for the third quarter compared with $1.3 million and 73% for the comparable quarter in the prior year. For the nine months ended December 31, 1997, professional and educational service costs were $3.9 million and 81% of professional service revenue compared with $3.4 million and 82% in the prior year. The Company expects these margins to increase as professional services revenue grows.

      Costs of maintenance were $1.7 million for the third quarter of fiscal 1998, representing 32% of maintenance revenue compared with costs of $2.0 million and 44% of maintenance revenue in the third quarter of fiscal 1997. For the nine months ended December 31, 1997, maintenance costs of $5.6 million were 35% of maintenance revenue compared with $6.0 million and 45% in the comparable period of the prior year. The lower cost as a percentage of maintenance revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base, as well as cost reductions primarily in fulfillment.

      Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.8 million in the third quarter of fiscal 1998 and $0.6 million in the same quarter the prior year, representing 5% and 4% of total revenue respectively. For both the nine month periods ended December 31, 1997 and 1996, research, development and indirect support expenses were 5% of total revenue. The Company anticipates that these costs, as a percentage of revenue, will increase due to expanded product offerings.

      Selling and marketing expenses totaled $5.2 million or 33% of total revenue in the third quarter of fiscal 1998 and $5.4 million or 37% of total revenue in the prior year. For the nine month periods ending December 31, 1997 and 1996, selling and marketing expenses were 36% and 38% of total revenue respectively. The Company believes these costs, as a percentage of revenue, will remain around these levels.

      General and administrative expenses were $2.1 million or 13% of total revenue compared with $1.8 million or 12% of total revenue for the three months ended December 31, 1997 and 1996, respectively. For the nine month period ended December 31, 1997, general and administrative expenses were $5.6 million or 13% of total revenue compared with $4.9 million which also represents 13% of total revenue in the prior year.

      For the three and nine month periods ended December 31, the provision for doubtful accounts was $1.0 million and $2.1 million in fiscal 1998 as compared with $0.5 million and $1.3 million in fiscal year 1997. The increase in the current year provision is based upon higher revenues and specific accounts identified by management whose collectability has become doubtful.

      Net non-operating expense was $0.1 million for the third quarter and $0.4 million for the nine months ended December 31, 1997 as compared with net non-operating expense of $0.1 million and $0.3 million, respectively, for the comparable periods in fiscal year 1997. The Company expects interest expense to decrease in future periods because of lower borrowings under its line of credit.

      The Company's effective tax rate was 82% and 35% for the nine month periods ending December 31, 1997 and 1996, respectively. The higher rate in fiscal 1998 reflects a lower benefit from cumulative domestic taxable losses offset by foreign taxable income. The current year's rate is the net effect of a 25% effective tax rate on domestic taxable net loss and a 33% effective tax rate on foreign taxable net.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $5.0 million at December 31, 1997, as compared with $4.5 million at March 31, 1997. The current ratio was 1.2 to 1 at December 31, 1997 and 1.1 to 1 at March 31, 1997.

      The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains a two year $10,000,000 line of credit arrangement with Crestar Bank, expiring August 31, 1998. As amended, effective September 30, 1997, the line of credit bears interest at the bank's prime rate, or Libor plus 175 basis points at Group 1's option. The line of credit is collateralized by trade accounts receivable (excluding installment accounts receivable) and maintenance renewal accounts receivable and among other things, requires Group 1 to maintain an EBIT (earnings before interest and taxes) to interest ratio of at least 1.5 to 1 through March

      31, 1998, and at least 2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998, and no more than 4.0 to 1 thereafter. At December 31, 1997, borrowings outstanding under the line of credit were $5.1 million and at March 31, 1997, borrowings were $7.1 million. Aggregate borrowings under the arrangement are limited to the lesser of $10,000,000 or 85% of the trade accounts receivable (excluding installment accounts receivable) and 50% of the maintenance renewal accounts receivable.

      For the nine months ended December 31, net losses plus non-cash expenses of $9.1 million provided a total of $9.1 million cash from operating activities. This amount was reduced by cash used for working capital items totaling $0.9 million resulting in net cash provided by operating activities of $8.6 million. The cash used for working capital items includes a $4.7 million decrease in accounts receivable, offset by a $1.6 million decrease in deferred revenue, a $3.0 million decrease in accrued expense and a $1.4 million decrease in accounts payable. The decrease in accounts receivable is due to increased cash collections along with the sale of certain receivables to a third party financier. Investment in purchased and developed software of $6.7 million, and capital equipment of $0.6 million, resulted in $7.3 million used by investing activities. $1.9 million was used in financing activities, primarily payment on short term borrowings under Group 1's credit facility.

      Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to five years after a minimum down payment of 10% to 20% of the principal amount of the contract. Interest currently ranges from 10% to 20%. Installment receivables included in accounts receivable were $8.6 million and $11.9 million at December 31, 1997 and March 31, 1997, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

      Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1?s software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates (including the new software releases associated with the postal reclassification regulations issued July 1, 1996) from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $5.3 million, or 62% of the installment receivables at December 31, 1997. Group 1 is aware of no current market risk associated with the installment receivables.

      As of December 31, 1997, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.

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


ITEM 5.                 Other Information

                        NONE


ITEM 6.                 Exhibits and Reports on Form 8-K

                        Exhibit 11
                        No filings on Form 8-K have been made during the quarter

                                     PART IV



Listing of Exhibits



           11.0          Computation of earnings per share.

           --------------------------------
                  Filed herewith

                                                                     EXHIBIT 11

                               COMNET CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                      For the Three Month Period    For the Nine Month Period
                                                                           Ended December 31,          Ended December 31,
                                                                     ----------------------------   ------------------------
                                                                         1997           1996           1997           1996
                                                                        (FY98)         (FY97)         (FY98)         (FY97)
                                                                       --------       -------        -------        -------

Net earnings (loss)                                                    $   423        $   316        $    (4)       $   306
  Less:  Preferred Stock dividend                                          (44)           (44)          (133)          (133)
                                                                       -------        -------        -------        -------

Basic earnings (loss)                                           (A)        379            272           (137)           173
  Plus:  Preferred Stock dividend (1)                                    - - -          - - -          - - -          - - -

Diluted earnings (loss)                                         (B)    $   379            272        $  (137)           173
                                                                       =======        =======        =======        =======

Weighted average shares outstanding for basic
      Earnings per share                                        (C)      3,273          3,268          3,272          3,261

Dilutive common stock equivalents for diluted
      earnings per share                                                    17             15          - - -             21

Additional equivalent shares assuming full
      dilution (1)                                                       - - -          - - -          - - -          - - -
                                                                       -------        -------        -------        -------

Weighted average shares and common
      equivalent shares for diluted                             (D)      3,290          3,283          3,272          3,282
      earnings per share                                               -------        -------        -------        -------


Earnings (loss) per share
                                                                (A)/(C)$  0.12        $  0.08        $ (0.04)       $  0.05
  Basic                                                                =======        =======        =======        =======

                                                                (B)/(D)$  0.12        $  0.08        $ (0.04)       $  0.05
  Diluted                                                              =======        =======        =======        =======






1) The convertible preferred stock for the three month and nine month periods ended December 31, 1997 and 1996, were anti-dilutive and therefore additional equivalent shares are not shown and preferred stock dividends are not added back.

SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         COMNET Corporation





Date:       February 17, 1998

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