Form 10-K405
period 1998-03-31
COMNET CORP
filed 1998-06-29
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1998, was $39,633,938.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1998, was 3,279,040.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 1998 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I


ITEM 1.   BUSINESS

THE COMPANY

        COMNET Corporation ("COMNET" or "Company") through its subsidiary, Group 1 Software, Inc. ("Group 1") develops, manufactures, licenses, sells and supports specialized marketing and mail management software.

        COMNET owns approximately 81.2% of Group 1's issued and outstanding shares of common stock, with the remaining 18.8% or 809,109 shares held by others. The trading of the common stock of Group 1 is reported on the NASDAQ National Market System under the symbol GSOF. During the fiscal year ended March 31, 1998, Group 1's common stock price ranged from a high of $11.00 to a low of $6.00. Based on the closing price of Group 1's common stock on June 23, 1998, of $13.13, COMNET's holdings in Group 1 represented a market value of approximately $45.7 million.

        COMNET Corporation is incorporated under the laws of the state of Delaware. Unless otherwise indicated, the term "Company" shall refer to COMNET and its subsidiaries, exclusive of discontinued operations. The executive offices of COMNET are located at 4200 Parliament Place, Suite 600, Lanham, MD 20706-1860, and the telephone number at that location is (301) 918-0400.

        Group 1 Software, Inc. and its wholly and majority owned subsidiaries ("Group 1") develops, manufactures, licenses, sells and supports software products for specialized marketing and mail management applications. Group 1 markets a broad range of software solutions in each of three major categories:
Database Marketing, Electronic Document Systems and Mailing Efficiency. The operating systems utilized for Group 1's products vary as to category. Database Marketing products operate in a client/server architecture with server support for UNIX or Windows NT (NT) and with client support in Windows 3.x, 95 and NT. Electronic Document Systems run under MVS and OS/400, as well as under UNIX, IBM OS/2 and NT. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, NT and IBM OS/2 platforms. Group 1's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

        Group 1 distributes all of its products in North America and certain of its products throughout the world. Group 1 believes it is a leading vendor of Mailing Efficiency and Electronic Document System software products in North America.

        Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, telecommunications, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers by obtaining maximum postal discounts, ensuring name and address data integrity, targeting marketing campaigns, and printing high impact customer correspondence. On its own and through its wholly owned subsidiary, Group 1 Europe, Ltd., Group 1 provides systems for highly effective document preparation of customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail). Group 1 believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

        Group 1 also offers a broad variety of professional services to its clients, including systems and business analysis, installation assistance, operations support, programming services, technical education and training and operational reviews. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and/or in improving the efficiency and effectiveness of their business operations.

        Group 1 markets its Mailing Efficiency and Database Marketing products through a direct sales force in the United States and Canada, and, where appropriate, through distributors in Europe and South America. Electronic Document Systems Products are marketed directly to its clients in North America, the United Kingdom, and Scandinavia and through distributors in the remainder of Europe.

MARKETS SERVED

        Group 1 markets its products within a broad span of industries to fulfill database marketing, database publishing/electronic printing and mailing efficiency requirements. Included among the industry groups served by Group 1 are banking, insurance, credit card companies and financial institutions, retailers, hospitality and gaming, catalog mailers, publishers, manufacturers, telecommunication companies, non-profit associations, educational institutions, fund raisers and governmental agencies. All of these industry groups use Group 1's mailing efficiency systems, although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fundraisers are also extensive users of Group 1's list management and personalization products.

        The banking and insurance segments, while requiring address correction products, additionally use Group 1's products to build and maintain Customer Information Systems (CIS's) and to clean transaction based, operational data prior to loading into a data warehouse. Both CIS's and data warehouses are being built by these organizations primarily to provide a more complete picture of their customers and their business. Geographic and demographic overlays may be used to gauge market penetration, demographic targets and competitive position. Cross-selling opportunities among groups can also be identified. While banking and insurance organizations have led in the CIS applications of Group 1 products, such applications have potential within many other market segments as well. Banking and insurance organizations also have increasing need for software tools to assist in certain record keeping and analysis used to demonstrate compliance with government regulations. These industry segments use Group 1's geocoding and demographic coding products for Credit Reporting Act and Home Mortgage Disclosure Act compliance.

        Many industries that have adopted database marketing utilize Group 1 products that append demographic and geographic data to provide enhancements to existing customer databases. Use of Group 1's modeling products provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time allowing more effective, targeted marketing campaigns. Group 1's DataDesigns system extracts raw customer data from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers. Group 1's DataDesigns system currently addresses the hospitality and gaming industries, but the product recently has been applied to other industry segments.

        Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers, telecommunication companies and others, use Group 1's electronic document composition software and in many instances, Group 1's consulting services to generate and manage customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.

PRODUCTS AND SERVICES

        As of March 31, 1998, Group 1 offered approximately 60 software products.

        The multi-platform electronic document composition system is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays. DOC 1 can operate in centralized, or distributed, departmental or desktop environments. The DOC 1 workstation runs under OS/2 and Windows NT and the DOC 1 production engines can run under MVS, OS/2, MS-DOS, OS/400, UNIX and NT operating systems. The system is printer independent and supports AFP, Metacode and PCL output.

        Most of the mailing efficiency products are offered in an Open Systems format that enables the specific application to operate on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

        The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with a proprietary database operates in a client/server environment. The server software, Oracle 7, runs under Windows 3.x, 95, or NT, OS/2 and Novell NetWare; the client utilizes Windows 3.x, 95 or NT. Support for SQLRouters is available to access Oracle, SYBASE and SQLBASE databases. The Model 1 predictive modeling system utilizes all traditional predictive techniques and selects the best fit to your data. Model 1 runs under Windows 95 or NT. Demographic and geographic coding products operate in most open system operating environments. NADIS products are offered in open systems format compatible with most mainframe and mid size operating systems.

        Group 1's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

        Group 1 professional services include data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review.

    ELECTRONIC DOCUMENT SYSTEMS

        Group 1's Electronic Document system (DOC 1) makes possible advanced electronic preparation of high volumes of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under NT, OS/2, OS/400, MVS, and UNIX operating systems. DOC 1 produces individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one targeted communication with the recipient. The system is a truly visual application that allows the user to extract information from multiple systems, and place text, images and graphics on the page in a dynamic WYSIWYG process. The Portable Document Format (PDF) supported by DOC 1 permits on-line document delivery over the Internet. DOC 1 can be integrated with Group 1's MailStream Plus system to produce output documents in a sequence that qualifies for USPS presorting discounts.

        Group 1's EZ- Letter Plus and PRES Products offer a complete system to create, print and manage individualized business documents. The systems use conditional statement logic and variable processing to generate customized documents such as statements, invoices, and policies, all based on customer-unique information. The EZ-Letter Plus system is a tailored solution for IBM and IBM-compatible mainframes, while the PRES product offers a PC based solution. EZ-Letter features a menu-driven interface that lets users define documents interactively, as well as manage printer resources and documents within a secure environment. The system supports all major printing architectures.

        EZ- Letter Plus and PRES are used to create, compose, edit and produce direct mail, mass correspondence and other forms of written material on a highly individualized basis. Specific information for each individual can be extracted from computer databases for incorporation into a mail piece. Words, sentences and/or entire paragraphs can be automatically added, changed or deleted based upon the target recipient's information file and the creative wishes of the user. The resulting personalized letters, forms, coupons, reports, labels and other correspondence can be produced economically on high-speed laser, impact or ink-jet printers.

    MAILING EFFICIENCY

        Group 1's postal mailing efficiency software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, speed mail delivery, allow in-plant truck loading, print barcodes and produce the necessary United States Postal Service (USPS) reports and Canada Post Corporation (CPC) statements of mailing.

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

        Group 1's list management products, Merge/Purge Plus, Generalized Selection, List Manager, SmartMatch and List Conversion Plus, allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files, add gender codes and to make targeted demographic selections.

        Group 1's recently released Code-1 Plus International product validates and corrects address elements to the street level for approximately 31 countries worldwide; validates and corrects address elements to the city, province (or state) level for approximately 41 countries and formats address data to comply with the formats of all 195 countries recognized by the United Nations.

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

        Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation. The GeoTAX system offers taxing entities great improvement in accurately assigning sales use tax to customer addresses.

        The Model 1 automated predictive modeling system permits the analysis of volumes of data quickly, to identify buying patterns of individuals for more precise, profitable targeted marketing. This sophisticated, easy to use system utilizes all traditional predictive modeling techniques including RFM, linear regression, logistic regression, CHAID, neural networks and genetic algorithms. The system selects the best fit with your data. Other Group 1 products provide data analysis and decision support tools to identify motivational behavioral characteristic and changes across products or over time.

        To process name and address data for Customer Information Files (CIF's), Group 1 offers the NADIS System (Name and Address Data Integrity Software). An expert system technology, NADIS offers capabilities to verify data integrity and to identify relationships within and across files.

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

        Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, as available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered as part of the initial product licensing agreement at no additional charge; thereafter, such seminars, together with a variety of more general educational seminars, are available for a fee.

PRICING

        The Database Marketing software products offered by Group 1 carry one-time perpetual license fees of $5,000 to $175,000 except for the Demographic Coding System for which a full national package is currently priced on an annual license basis at $50,500 (regional editions are available). A complete Group 1 mail and list management system would have a list price of more than $136,000

        The DOC 1 software product carries a one-time perpetual license fee ranging from $50,000 to over $400,000 depending on platform chosen, number of workstations and number of composition systems licensed. Enterprise-wide corporate licenses of DOC 1 are available at additional costs generally exceeding $250,000.

        License agreements and products sold to distributors generally call for payment in full, 30 days after execution, although extended payment terms may be granted. Alternatively, a customer may elect an installment payment program (typically from one to three years) with a minimum down payment of 20% of the license and first year maintenance fees, and an interest charge of 10% to 12% per annum depending on credit-worthiness. Actual prices and terms charged by Group 1 for its products and services may reflect volume and other discounts.

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

        Group 1's Code-1 Plus and MailStream products are subject to annual subscription fees ranging from $585 to $8,800 annually in order for customers to receive the required bimonthly database updates.

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

        Group 1 warrants that its products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide an initial warranty for twelve months from the date of the license agreement.

CUSTOMERS

        Group 1's customer base includes approximately 2,650 clients who have licensed one or more of its large software systems.

        Group 1's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and internationally. Included are utilities such as Pacific Gas and Electric, Scottish Power, Kansas City Power & Light and PEPCO, telecommunication companies such as AT&T, Iridium, LCI International and MCI; major banks such as Citibank, National Westminster Bank, Bank One, Chase Manhattan Bank, ABN AMRO and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group, American International Group, Scottish Widows and Metropolitan Life; publishers such as Time, Inc., McGraw-Hill and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom, J.C. Penney, May Department Stores and Wal-Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak, Lucent Technologies, General Mills and Xerox; governmental bodies such as the U.S. Senate, U.S. Customs, the Internal Revenue Service and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services; direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Avis, Terminix and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University, Duke University Medical Center and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic Society and AARP; cultural organizations such as the Metropolitan Museum of Art and Metropolitan Opera Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts and Westin Hotels. The United States Postal Service is also a client of Group 1.

        All of Group 1's operations are in the one business segment broadly defined as marketing support software; during the fiscal year ended March 31, 1998, 4 customers individually accounted for more than 1% of Group 1's revenue. No customer accounted for 3% or more of revenue. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years.

SALES AND MARKETING

        Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of 90 employees located in the U.S., Canada, Scandinavia and the United Kingdom. To serve existing clients and to solicit new additions to the client base, Group 1 has two sales and support offices in the Washington, D.C. area and eight other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, and Toronto metropolitan areas. European offices are located in the London, England and Copenhagen, Denmark metropolitan areas.

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

        Group 1 has entered into joint marketing agreements with a number of business partners including IBM, Xerox, Data General Corp., R.L. Polk, Campaign Mail & Data, MapInfo, Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC, AMS, UNICA Technologies, PrintSoft, Bell & Howell and OBIMD International, InterTrak Corporation and Data Tech Business Enterprises. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

SUPPORT

        Group 1 believes that effective support of its customers and products has been a substantial factor in its success to date and will continue to be so in the future. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution during normal business hours. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support.

        In the fiscal years ended March 31, 1998, 1997 and 1996, maintenance and enhancement fees represented approximately 35%, 33% and 37%, respectively, of Group 1's revenue.

        Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S., Canada and the U.K.

PRODUCT DEVELOPMENT

        The computer industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continuing expenditure for product development. It is likely that such circumstances will continue in the future. Accordingly, Group 1 must be able to provide new products and to modify and to enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the US Postal Service and the Canada Post Corporation. Group 1 may also have to adapt its products to accommodate future changes in hardware and operating systems. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Most of the company's products are developed internally. The company also purchases technology, licenses intellectual property rights and oversees third party development of certain products. Quality assurance testing of Group 1's new or enhanced products is conducted by teams of experienced individuals drawn from all segments of Group 1's organization under the direction of testing specialists. Whether the product is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and evolution of each of its products.

        Significant investment was made during the year in new software development for migration of products to the Open Systems platform. Additionally, extensive work was performed on enhancing existing mainframe, midrange and open system products.

        During 1998, additional enhancements and new product releases including a new release of Code 1 Plus, were made to help mailing efficiency customers meet the expanding requirements of the U.S. Postal Service in order to qualify for postal discounts.

        Other major product enhancements begun in FY 1998 include substantial enhancements to Canadian postal products.

        Doc 1 version 3.0 was released in the second quarter of FY 1998 including support for Windows NT, as well as Internet connectivity.

        During 1998 a new version of the Data Designs product was released allowing for application into new vertical market places.

        Group 1 continued development of its enhanced Code-1 Plus International system during FY 1998, including the second-generation product released during the fourth quarter of FY 1998.

COMPETITION

        The computer software and service industry is highly competitive, and no published data are available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products offer many similar features. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. Group 1 believes that there are at least thirty-four companies that offer products competitive with one or more of Group 1's products. Group 1 believes at least twelve companies offer database marketing systems. At least four competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with Group 1 on open system and mainframe platforms. During the year, Group 1 continued to experience strong competition in the market for postal coding and presorting software from these competitors.

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

TRADEMARKS

        Group 1 Software (name and logo), MailStream Plus, CODE-1 Plus, CODE-1 Canada, CODE-1, EZ Letter and Mail Canada are registered trademarks of Group 1 Software, Inc. CODE-1 Plus International, SmartMatch, List Manager, Palletization Plus, POSTNET Barcoding, Bar Code Bag/Tray, Manifest Reporting, Merge/Purge Plus and List Conversion Plus are trademarks of Group 1 Software, Inc. The trademark applications for registration of Model 1, MOVEforward, DOC1, DataDesigns and GeoTax are pending. All other trademarks referenced herein are the property of their respective owners.

EMPLOYEES

        As of March 31, 1998, the Company employed 296 persons on a full-time basis. Of those employees, 139 were in management, professional and technical positions, 106 in marketing, sales and support and 51 in administrative positions. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

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

        As of March 31, 1998 all amounts currently due or contingent were settled in exchange for a note receivable of $75,000 payable over eighteen months. Reserves in the amount of $27,450 have been established to cover disposition cost and contingencies associated with the sale of the assets..


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

        COMNET, Group 1 and certain of Group 1's directors have been named as defendants in a purported shareholder class action filed on April 28, 1998 in the Court of Chancery of the State of Delaware (CA. No. 16349), Brickell Partners, Individually and on Behalf of All Others Similarly Situated v. Robert
S. Bowen, et al. The suit alleges breaches of fiduciary duties in that COMNET, as majority stockholder of Group 1, "has greater knowledge of Group 1 than the public shareholders and has timed the merger transaction to take advantage of Group 1's increased efficiency and prospects of profitability", to the unfair disadvantage of Group 1's public shareholders. Both COMNET and Group 1 believe that the complaint is meritless and are actively pursuing dismissal of all the claims made by Plaintiff in the lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          NONE

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The trading of the common stock of the Company is reported on the National Market System under the symbol CNET. The table below sets forth the highest and lowest closing prices between dealers for the quarter indicated. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                        CLOSING COMMON STOCK PRICES
                                                        ---------------------------
1998                                     HIGH          LOW             1997                                   HIGH         LOW
----                                ----------------------------       ----                              ---------------------------
First - June 30, 1997                  $11.00        $ 7.50            First - June 30, 1996                $15.00       $10.00
Second - September 30, 1997            $ 9.75        $ 7.13            Second - September 30, 1996          $16.50       $ 8.00
Third - December 31, 1997              $ 9.25        $ 6.50            Third - December 31, 1996            $15.50       $ 8.00
Fourth - March 31, 1998                $ 8.75        $ 6.00            Fourth - March 31, 1997              $11.00       $ 8.50

        No cash dividends have been paid on the Company's common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock discussed in Note 9. The Board of Directors intends to retain, for the foreseeable future, the Company's remaining earnings for use in the development of the business.

        At June 15, 1998, there were approximately 1,608 holders of record of the Company's common stock, including persons who wish to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.


ITEM 6.   SELECTED FINANCIAL DATA

(In thousands except per share amounts)                                                      Year Ending March 31,
                                                                        ---------------------------------------------------------
                                                                          1998        1997         1996        1995        1994
                                                                        --------    --------     --------    --------    --------
Statement of Earnings Data: (1)
Revenue                                                                 $ 61,004    $ 54,547     $ 45,873    $ 37,883    $ 31,370
Earnings (loss) from continuing operations                              $  2,335    $ (2,710)    $  5,472    $  5,241    $  3,303
Net earnings (loss) from continuing operations                          $  1,150    $ (1,600)    $  2,832    $  2,658    $  1,776
Net loss from discontinued operations                                   $  - - -       - - -     $  - - -    $   (282)   $ (1,571)
Net earnings (loss)                                                     $  1,150    $ (1,600)    $  2,832    $  2,376    $    204
Basic earnings (loss) per share from continuing
   Operations                                                           $   0.30    $  (0.54)    $   0.85    $   0.82    $   0.54
Basic loss from discontinued operations per
       Share                                                            $  - - -    $  - - -     $  - - -    $  (0.09)   $  (0.53)
Basic net earnings (loss) per share                                     $   0.30    $  (0.54)    $   0.85    $   0.73    $   0.01
Basic weighted average number of shares                                    3,274       3,263        3,140       3,016       2,978
Diluted earnings (loss) per share from continuing
    Operations                                                          $   0.29    $  (0.54)    $   0.79    $   0.78    $   0.47
Diluted loss from discontinued operations per
     share                                                              $  - - -    $  - - -     $  - - -    $  (0.09)   $  (0.46)
Diluted net earnings (loss) per share                                   $   0.29    $  (0.54)    $   0.79    $   0.69    $   0.01
Diluted weighted average number of shares                                  3,299       3,263        3,340       3,164       3,386

Balance Sheet Data:
Working capital                                                         $  6,692    $  4,491     $  6,829    $  6,787    $  8,958
Total assets                                                            $ 70,630    $ 75,856     $ 67,192    $ 57,148    $ 49,047
Long-term debt                                                          $    389    $    304     $    320    $    561    $    719
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                                                    $ 27,158    $ 26,212     $ 27,433    $ 24,881    $ 20,337
---------------------------------------------------------------------------------------------------------------------------------

(1) Restated to report separately, as a discontinued operation, the results of operations of COM-MED Systems.

(2) See Note 1 of notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 as Compared with 1997

        Any statements in this annual report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

        The Company derives its earnings from Group 1 Software, Inc., its 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the year ended March 31, 1998, the Company's revenue was $61.0 million compared with $54.5 million the prior year. The Company had net earnings of $1.1 million or $0.29 per share compared with a net loss of $1.6 million or $0.54 per share the prior year. The increase in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products taken during 1997.

        For the year ended March 31, 1998, Group 1's revenue was $61.0 million compared with $54.5 million for the prior year. Group 1 had net earnings for the year of $1.4 million compared with a net loss of $1.6 million for fiscal 1997. The increase in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products taken during 1997.

        All of Group 1's operations are in the one business segment broadly defined as marketing support software. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.4% of Group 1's total revenue in fiscal 1998 and 15.7% in fiscal 1997. That 1998 percentage is expected to increase with the continued growth of European revenue.

        Software license fees and related revenue of $32.8 million represented an increase of 7% over the prior year attributable primarily to increased sales of the Doc 1 product offset by lower sales of the mailing efficiency products as well as World Trak and PC Postal Products which were licensed on a long term basis to third parties for distribution during 1998. As a percent of total revenue, software license and related revenue was 54% and 56% for fiscal years 1998 and 1997, respectively.

        Licensing of Electronic Document Systems increased by 40% over the prior fiscal year. Sales of the DOC 1 system continue to grow both in North America and Europe.

        The Company's core Mailing Efficiency software license fees for fiscal 1998 decreased 34% over the prior year. The decreases were in both mainframe and open systems platforms resulting from price competition on the open systems platform.

        License fees from Database Marketing Systems increased 138% for the fiscal year. The increase resulted from higher sales in the Geocoding, Model 1 and NADIS products. The increases were offset by lower sales in the Data Designs product along with lower sales in other coding products.

        License fees for Customer Information Management Systems decreased 94% in fiscal 1998 due to lower sales of the World Trak products which were licensed on a long term basis to a third party for distribution during 1998.

        Maintenance and other revenue of $28.2 million for the year increased 18% over the prior year. Maintenance and other revenue accounted for 46% of total revenue in 1998 and 44% of total revenue in 1997. Recognized maintenance fees were $21.2 million in 1998 and $18.2 million in 1997, an increase of 16%. Professional service and educational training revenues of $7.0 million in 1998 and $5.7 million in 1997 represented an increase of 23%. The maintenance renewal rate was 84% for fiscal year 1998 compared with 83% in fiscal 1997.

        Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements and increased sales of certain third party products for which maintenance is provided by the third party. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of DOC 1 and Data Designs products whose customers typically request more consulting and professional services than do the Company's customers for traditional products.

        Total operating costs of $58.2 million amounted to 95% of revenue in 1998 compared with $56.8 million or 104% of revenue during 1997.

        Software license expense decreased to $10.5 million in fiscal 1998 representing 32% of software license and related revenues compared with $12.5 million in 1997 representing 41% of software license and related revenues. The decrease was due to the write-downs of software at the end of fiscal 1997 offset by increases in royalty expense in 1998 from the sale of third party products. Excluding the write-downs, software license expense in 1997 was $8.3 million or 27% of software license revenue. The Company believes these costs, as a percentage of revenue will remain at approximately the current levels.

        Maintenance and service expense decreased to $12.5 million in 1998 from $12.9 million in 1997, 44% and 54% of maintenance and service revenue, respectively. The decrease in expense is due to the new distribution agreements for the WorldTrak and PC Postal products along with other cost saving measures taken during the year partially offset by higher costs of professional service and education training related to these services.

        Included in maintenance and service expense above are professional service and educational training costs of $5.1 million which were 73% of professional services revenue during 1998 and $4.6 million and 81% of professional services revenue for the prior year.

        Costs of maintenance were $7.4 million for 1998 representing 35% of maintenance revenue compared with costs of $8.3 million and 45% of revenue in 1997. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue along with the new licensing agreements for the WorldTrak and PC Postal product lines, which shifted the support costs for these products to the respective licensees. The company anticipates these costs to remain relatively close to their current levels.

        Research, development and indirect support expenses (after capitalization of certain development costs) totaled $2.9 million in 1998 and $2.7 million in 1997, representing 5% of total revenue for both periods. The company anticipates these costs to remain relatively close to their current levels.

        Selling and marketing expenses totaled $20.9 million or 34% of revenue in 1998 and $20.2 million or 37% of total revenue in 1997. The decrease in costs as a percentage of revenue are primarily due to lower costs associated with the WorldTrak and PC licensing agreements along with other cost saving measures taken during the year. These savings were offset by slightly higher marketing costs in fiscal 1998. The company expects these costs to remain relatively close to current levels as a percentage of revenue.

        General and administrative expenses were $7.9 million or 13% of total revenue in 1998 compared with $6.6 million or 12% for 1997. The increase in the current year is primarily due to higher executive compensation accruals.

        The provision for doubtful accounts was $3.5 million or 5.8% of revenue in fiscal 1998 as compared with $2.0 million or 3.6% of revenue in fiscal year 1997. The increase in the current year provision is primarily based upon increased reserves for WorldTrak and PC accounts receivables.

        Net non-operating expense was $0.5 million in 1998 compared to net non-operating expense of $0.4 million in 1997. The difference primarily reflects higher expense from loss on disposal of assets offset by lower net interest expense. The company expects this expense to decrease due to lower short-term borrowing requirements.

        The Company's effective tax rate was 39% in 1998 and 30% in 1997. The current year's rate is the net effect of a 10% domestic tax benefit on taxable loss combined with a 33% foreign tax rate on taxable net income.

The Year 2000 Issue

        The year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems used by, and sold by, Group 1 Software, use only two digits to identify a year in the data field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century.

In 1997, the Company formed two special task forces:

The first task force was established to identify and evaluate our internal systems and applications that may be affected by the year 2000 issue; modify or replace those systems and applications so they will work properly in the year 2000, and communicate with our suppliers to make sure they are prepared for the year 2000.

The second task force was established to evaluate the products sold by us, to ensure they will function as designed after the Year 2000.

The Company has identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to have our internal systems and applications ready for the year 2000 by mid-1999 and to have all of the products sold by us Year 2000 compliant by December 1998. We do not expect the costs to address the year 2000 issue to be material


1997 as Compared with 1996

        The Company derives its earnings from Group 1 Software, Inc., its 81% owned subsidiary, which develops, acquires, markets and supports specialized marketing and mail management software. For the year ended March 31, 1997, the Company's revenue was $54.5 million compared with $45.9 million the prior year. The Company had a net loss from continuing operations of $1.6 million or $0.54 per share compared with net earnings of $2.8 million or $0.79 per share the prior year. The decline in profitability is primarily attributed to write-downs in the net realizable value of certain capitalized software products. The write downs result from decisions to de-emphasize certain products, principally DOS based PC products which are being replaced with Windows based products and certain mainframe products which are being replaced with new Open Systems products. Additionally, Group 1 incurred additional costs associated with implementation of the United States Postal Service's new mail classification regulations that became effective July 1, 1996.

        For the year ended March 31, 1997, Group 1's revenue was $54.5 million compared with $45.9 million for the prior year. Group 1 had a net loss for the year of $1.6 million compared with net earnings of $3.7 million for fiscal 1996. The decline in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products. The write downs result from decisions to de-emphasize certain products, principally DOS based PC products that are being phased out and replaced with Windows based products and certain mainframe products which are being replaced with new Open Systems products. Additionally, Group 1 incurred additional costs associated with implementation of the United States Postal Service's new mail classification regulations that became effective July 1, 1996.

        All of Group 1's operations are in the one business segment broadly defined as marketing support software. Traditionally, Group 1 does not have a material order backlog for its software products at any given time. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.7% of Group 1's total revenue. That percentage is expected to increase with the continued growth of European revenue.

        Software license fees and related revenue of $30.6 million represented an increase of 19% over the prior year attributable primarily to new product licenses. As a percent of total revenue, software license and related revenue was 56% for fiscal years 1997 and 1996.

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

        License fees from Database Marketing Systems increased 12% for the fiscal year. The increase resulted from higher revenues from DataDesigns products (acquired in August 1995) and also increased sales of traditional Database Marketing products. These increases were offset by lower sales of the NADIS product. During most of fiscal 1997 the NADIS product was sold through a direct sales force. The NADIS product continues to be sold through a direct sales; however, it is now sold by the Mailing Efficiency sales force, rather than a dedicated sales force. During the third quarter, the Company completed an exclusive product licensing agreement with Unica Technologies to market its predictive modeling software under the trademark "Model 1." Sales of these products during the fourth quarter also contributed to the increases in this category.

        License fees from Customer Information Management Systems software decreased by $0.1 million for fiscal year 1997 compared with the prior year. As a result of the decrease in sales of the WorldTrak product acquired in November 1995, the Company has revised its distribution strategy for this product line. The market for the WorldTrak product changed significantly during fiscal 1997. Several competitors with greater resources emerged during the year. In order to address the changing market, Group 1 has entered into distribution agreements with business partners for this product and has discontinued its direct sales effort.

        Maintenance and other revenue of $23.9 million for the year increased 19% over the prior year. Maintenance and other revenue accounted for 44% of total revenue in 1997 and 1996. Recognized maintenance fees were $18 million in 1997 and $17.1 million in 1996, an increase of 5%. Professional service and educational training revenues of $5.9 million in 1997 and $3 million in 1996 represented an increase of 97%. The maintenance renewal rate was 83% for fiscal year 1997 compared with 85% in fiscal 1996.

        Group 1 expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements. In addition, as a result of the delay in releasing certain software that fully complied with all new United States Postal Service reclassification regulations, the Company extended maintenance contracts by six months for users of its MailStream products. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of DOC 1, WorldTrak and Data Designs products whose customers typically request more consulting and professional services than do the Company's traditional customers.

        Total operating costs of $56.8 million amounted to 104% of revenue in 1997 compared with $40.6 million or 89% of revenue during 1996. Of the increase in cost, approximately $3.1 million was related to DataDesigns, WorldTrak and Latin American operations which were $0.8 million in the prior and $4.2 million was attributed to the write downs to net realizable value of capitalized software. Excluding the capitalized software write downs, total operating costs represented 96% of revenue during 1997.

        Software license expense increased to $12.5 million in 1997 (including the write-downs) representing 41% of software license and related revenues compared with $6.1 million or 24% in 1996. Excluding the write-downs to capitalized software, software license expense increased to $8.3 million in 1997 representing 27% of software license and related revenues.

        Maintenance and service expense increased to $12.9 million in 1997 from $8.1 million in 1996, 54% and 40% of maintenance and service revenue, respectively. The increase in expense as a percent of maintenance and service revenue reflects the proportionately higher percentage of lower margin revenue derived from service versus maintenance, as well as the costs of distribution and service of Group 1's software associated with the implementation of the United States Postal Service's new mail classification regulations effective July, 1, 1996.

        Included in maintenance and service expense above are professional service and educational training costs of $4.6 million which were 79% of professional services revenue during 1997 and $2.3 million and 77% of professional services revenue for the prior year.

        Costs of maintenance were $8.3 million for 1997 representing 46% of maintenance revenue compared with costs of $5.4 million and 32% of maintenance revenue in 1996. The increased cost as a percentage of maintenance revenue was primarily due to continued higher distribution costs and technical support expenses for its mail classification software stemming from the United States Postal Service's postal reclassification regulations which became effective July 1, 1996. The Company anticipates the cost as a percentage of revenue to decline as the incremental cost associated with the new postal regulations declines.

        Research, development and indirect support expenses (after capitalization of certain development costs) totaled $2.7 million in 1997 and $1.8 million in 1996, representing 5% and 4% of total revenue, respectively. The increases are due to increased support requirements for Group 1's expanded computer platforms and internal network systems, as well as expenses for DataDesigns and WorldTrak for which there were no material amounts in the prior year. The Company anticipates that these costs as a percentage of revenue will increase due to expanded product offerings.

        Selling and marketing expenses totaled $20.2 million or 37% of revenue in 1997 and $17 million in 1996 which also represented 37% of revenue. The current year expenses include $2.1 million for DataDesigns, WorldTrak and Latin America, which were $0.7 million in the prior year. Additionally, the current year expenses reflect higher sales compensation expense associated with the increased revenue, as well as increased staffing and marketing for the DOC 1, NADIS and Open System products. The Company believes these costs, as a percentage of revenue, will remain at approximately these levels.

        General and administrative expenses were $6.6 million or 12% of total revenue in 1997 compared with $6.1 million or 13% for 1996. The decrease in the current year as a percent of revenue is primarily due to lower executive compensation accruals and economies of scale achieved with costs spread over a larger revenue base.

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

        The Company's effective tax rate was <30%> in 1997 and 36% in 1996. The current year's rate is the net effect of a <37%> domestic tax benefit on taxable loss combined with a 33% foreign tax rate on taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital was $6.7 million at March 31, 1998 as compared with $4.5 million in the prior year. The current ratio was 1.2 to 1 at March 31, 1998, compared with 1.1 to 1 at March 31, 1997. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

        The Company provides for its cash requirements through cash funds generated from operations. Additionally, its Group 1 Software, Inc. subsidiary maintains a line of credit facility. At March 31, 1998, Group 1 maintained a 2-year $10,000,000 bank line of credit arrangement with Crestar bank expiring August 31, 1998. The line of credit bears interest at the bank's prime rate (8.5% at March 31, 1998) or Libor plus 175 basis points at Group 1's option. The line of credit arrangement is collateralized by trade accounts receivable and maintenance and renewal accounts receivable (excluding installment accounts receivable) and among other things requires Group 1, to maintain an EBIT to interest expense ratio of at least 1.5 to 1 through March 31, 1998 and at least
2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA ( earnings before interest, taxes, depreciation and amortization ratio of no more than 5.0 to 1 through March 31, 1998 and no more than 4.0 to 1 thereafter. At March 31, 1998, there were no borrowings under the facility, at March 31, 1997, borrowings under the line of credit were $7.1 million.

        During fiscal 1998 net income of $1.1 million along with non-cash expenses of $11.3 million provided a total of $ 12.4 million cash from operating activities. A decrease in accounts receivables added $4.1 million cash during the year from operating activities.. This decrease was due to improved collections during the year. Deferred revenues increased cash by $0.3 million, other working capital items increased cash by $2.0 million. Cash flows from investing activities consist of expenditures for investments in software development and capital equipment of $9.5 million. Short-term borrowings decreased by $7.1 million while long-term debt increased $0.1 million.

        Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to three years after a minimum down payment of 20% of the principal amount of the contract. Interest currently ranges from 10% to 12%. In the years ended March 31, 1998, 1997, and 1996, the principal amount of installment agreements entered into during the year represented 3%, 10%, and 15% of the Company's revenue, respectively. Installment receivables included in accounts receivable are $8.0 million and $11.9 million at March 31, 1998 and 1997, respectively. The Company continues to experience a significant interest in financing of software purchases by a broad range of customers, in every industry segment served. The installment receivable balance, in addition to the Company's policy of offering competitive trade terms of payment, make it difficult to accurately portray a relationship between the outstanding accounts receivable balance and the current year revenues.

        Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $5.1 million or 63 %, of the installment receivables at March 31, 1998.

        As of March 31, 1998, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt services, minimum lease obligations and other short-term and long-term liquidity needs can be met from cash flows from operations and current credit facility. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations. Historically, the Company has been able to negotiate capital leases for its acquisition of equipment.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages 19 through 39.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
   Board of Directors
   COMNET Corporation


        We have audited the accompanying consolidated balance sheets of COMNET Corporation (COMNET) and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of COMNET's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMNET Corporation and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND, L.L.P.

McLean, Virginia
June 12, 1998

                               COMNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,
                                                                -----------------------------
                                                                    1998             1997
                                                                ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  3,683,398     $  1,628,552
   Trade and installment accounts receivable, less
     allowance of $3,603,400 and $3,208,000                       27,232,842       32,460,267
   Deferred income taxes                                           3,408,086        2,385,099
   Prepaid expenses and other current assets                       3,085,453        4,532,748
                                                                ------------     ------------
Total current assets                                              37,409,779       41,006,666

Installment accounts receivable, long-term                         3,810,279        6,169,987
Property and equipment, net                                        3,543,502        3,666,782
Computer software, net                                            23,358,862       21,870,529
Other assets                                                       2,507,090        3,142,336
                                                                ------------     ------------
   Total assets                                                 $ 70,629,512     $ 75,856,300
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                        $      - - -     $  7,096,854
   Accounts payable                                                2,098,820        3,168,485
   Current portion of long-term debt                                 157,017          163,748
   Accrued expenses                                                6,278,611        5,932,607
   Accrued compensation                                            4,699,110        3,984,139
   Current deferred revenues                                      17,484,138       16,169,758
                                                                ------------     ------------
Total current liabilities                                         30,717,696       36,515,591

Long-term debt, net of current portion                               389,144          303,504
Deferred revenues, long-term                                       3,653,055        4,605,606
Deferred income taxes                                              3,029,299        2,801,078
Minority interest in net earnings of consolidated subsidiary       5,682,486        5,418,731
                                                                ------------     ------------
  Total liabilities                                               43,471,680       49,644,510
                                                                ------------     ------------
Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock (Note 9)                 2,845,857        2,845,857
Common stock $0.50 par value; 10,000,000 shares authorized;
    3,593,690 and 3,587,990 issued and outstanding                 1,796,845        1,793,995
Capital contributed in excess of par value                        17,763,064       17,728,151
Retained earnings                                                  6,480,530        5,507,940
Cumulative foreign currency translation                              286,886          351,197
                                                                ------------     ------------
                                                                  29,173,182       28,227,140
Less treasury stock at cost, 316,244 shares                       (2,015,350)      (2,015,350)
                                                                ------------     ------------
Total stockholders' equity                                        27,157,832       26,211,790
                                                                ------------     ------------
Total liabilities and stockholders' equity                      $ 70,629,512     $ 75,856,300
                                                                ============     ============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended March 31,
                                                        ----------------------------------------------
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Revenue:
   Software license and related revenues                $ 32,786,215     $ 30,620,800     $ 25,785,598
   Maintenance and other revenue                          28,217,682       23,926,149       20,087,224
                                                        ------------     ------------     ------------
     Total revenue                                        61,003,897       54,546,949       45,872,822
                                                        ------------     ------------     ------------
Costs and expenses:
   Software license expense                               10,491,100       12,511,000        6,107,200
   Maintenance and service expense                        12,544,100       12,914,285        8,109,000
   Research, development and indirect support              2,857,700        2,654,500        1,770,100
   Selling and marketing                                  20,893,408       20,243,908       16,952,140
   General and administrative                              7,913,233        6,551,044        6,083,501
   Provision for doubtful accounts                         3,505,000        1,956,403        1,617,637
                                                        ------------     ------------     ------------
     Total costs and expenses                             58,204,541       56,831,140       40,639,578
                                                        ------------     ------------     ------------
Operating earnings (loss)                                  2,799,356       (2,284,191)       5,233,244

Non-operating income (expense), net                         (464,651)        (425,627)         238,871
                                                        ------------     ------------     ------------
Earnings (loss) from operations before provision for
    income taxes                                           2,334,705       (2,709,818)       5,472,115

Provisions (benefit) for income taxes                        921,360         (799,630)       1,985,000

Minority interest in net earnings (loss) of
    consolidated subsidiary                                  263,755         (309,882)         655,578
                                                        ------------     ------------     ------------
Net earnings (loss)                                        1,149,590       (1,600,306)       2,831,537

Preferred stock dividend requirements                       (177,000)        (177,000)        (177,000)
                                                        ------------     ------------     ------------
Net earnings (loss) available to common stockholders    $    972,590     $ (1,777,306)    $  2,654,537
                                                        ============     ============     ============

Basic earnings (loss) per share of common stock         $       0.30     $      (0.54)    $       0.85

Diluted earnings (loss) per share of common stock       $       0.29     $      (0.54)    $       0.79
                                                        ============     ============     ============

Basic Weighted average common shares outstanding           3,273,826        3,262,749        3,139,863
                                                        ============     ============     ============
Diluted Weighted average common and common
    Equivalent shares outstanding                          3,299,285        3,262,749        3,340,126
                                                        ============     ============     ============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended March 31, 1998, 1997 and 1996

Common Stock

                                                   6%                             Capital
                                               Cumulative          $0.50       Contributed In
                                              Convertible           Par        Excess of Par      Retained
                                             Preferred Stock       Value           Value          Earnings
                                             ---------------   ------------    -------------    ------------
Balance, March 31, 1995                          $2,845,857      $1,691,874      $15,738,644      $4,630,709

Dividends to preferred stockholders                   - - -           - - -            - - -        (177,000)
Issuance of stock upon exercise of options            - - -          89,471        1,733,217           - - -
Gain on foreign currency translation                  - - -           - - -            - - -           - - -
Unrealized gain on investments                        - - -           - - -            - - -           - - -
Net earnings                                          - - -           - - -            - - -       2,831,537
                                              -------------    ------------    -------------    ------------
Balance, March 31, 1996                           2,845,857       1,781,345       17,471,861       7,285,246

Dividends to preferred stockholders                   - - -           - - -            - - -        (177,000)
Issuance of stock upon exercise of options            - - -          12,650          256,290           - - -
Gain on foreign currency translation                  - - -           - - -            - - -           - - -
Unrealized gain on investments                        - - -           - - -            - - -           - - -
Net loss                                              - - -           - - -            - - -      (1,600,306)
                                              -------------    ------------    -------------    ------------
Balance, March 31, 1997                           2,845,857       1,793,995       17,728,151       5,507,940

Dividends to preferred stockholders                   - - -           - - -            - - -        (177,000)
Issuance of stock upon exercise of options            - - -           2,850           34,913           - - -
Gain on foreign currency translation                  - - -           - - -            - - -           - - -
Net earnings                                          - - -           - - -            - - -       1,149,590
                                              =============    ============    =============    ============
Balance, March 31, 1998                          $2,845,857      $1,796,845      $17,763,064      $6,480,530
                                              =============    ============    =============    ============


                                                                Unrealized      Cumulative
                                               Treasury         Gain (Loss)       Foreign           Total
                                                 Stock             from          Currency       Stockholders'
                                                at Cost         Investments     Translation        Equity
                                              ------------     ------------    -------------    ------------
Balance, March 31, 1995                        $(2,015,350)        $(44,720)         $18,486     $22,865,500

Dividends to preferred stockholders                  - - -            - - -            - - -        (177,000)
Issuance of stock upon exercise of options           - - -            - - -            - - -       1,822,688
Gain on foreign currency translation                 - - -            - - -           47,801          47,801
Unrealized gain on investments                       - - -           42,545            - - -          42,545
Net earnings                                         - - -            - - -            - - -       2,831,537
                                              ------------     ------------    -------------    ------------
Balance, March 31, 1996                         (2,015,350)          (2,175)          66,287      27,433,071

Dividends to preferred stockholders                  - - -            - - -            - - -        (177,000)
Issuance of stock upon exercise of options           - - -            - - -            - - -         268,940
Gain on foreign currency translation                 - - -            - - -          284,910         284,910
Unrealized gain on investments                       - - -            2,175            - - -           2,175
Net loss                                             - - -            - - -            - - -      (1,600,306)
                                              ------------     ------------    -------------    ------------
Balance, March 31, 1997                         (2,015,350)           - - -          351,197      26,211,790

Dividends to preferred stockholders                  - - -            - - -            - - -        (177,000)
Issuance of stock upon exercise of options           - - -            - - -            - - -          37,763
Gain on foreign currency translation                 - - -            - - -          (64,311)        (64,311)
Net earnings                                         - - -            - - -            - - -       1,149,590
                                              ============     ============    =============    ============
Balance, March 31, 1998                        $(2,015,350)           - - -         $286,886     $27,157,832
                                              ============     ============    =============    ============


See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended March 31,
                                                               ----------------------------------------------
                                                                   1998             1997             1996
                                                               ------------     ------------     ------------
Cash flows from operating activities:
     Net earnings (loss)                                       $  1,149,590     $ (1,600,306)    $  2,831,537
   Adjustments to reconcile net earnings (loss) from
   operations to net cash provided by operating activities:
        Amortization expense                                      7,159,139       10,849,115        5,165,487
        Depreciation expense                                      1,151,354          986,284          861,499
        Provision for doubtful accounts receivable                3,505,000        1,956,403        1,634,638
        Net loss on disposal of assets                               51,306            - - -            - - -
        Deferred income taxes                                      (801,637)        (807,875)       1,511,172
        Minority interest in earnings of
          consolidated subsidiary                                   263,755         (309,882)         655,578
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                4,070,387      (10,472,721)      (9,620,017)
        (Increase) decrease in other current assets               1,290,940         (556,073)         (64,651)
        (Increase) decrease in other assets                          89,657         (441,139)         299,317
        Increase in deferred revenues                               292,385        2,640,269        3,580,187
        Increase (decrease) in accounts payable                  (1,068,385)         676,928         (320,329)
        Increase (decrease) in accrued expenses                   1,596,964          (56,069)         388,735
                                                               ------------     ------------     ------------
     Net cash provided by operating activities                   18,750,455        2,864,934        6,923,153
                                                               ------------     ------------     ------------

Cash flows from investing activities:
        Purchase and development of computer software            (8,328,238)     (10,614,891)      (8,733,446)
        Purchase of equipment and improvements                   (1,150,602)      (1,255,531)      (1,317,307)
        Purchase of marketable securities                             - - -            - - -      (18,067,097)
        Sale of marketable securities                                 - - -        1,981,341       19,910,100
                                                               ------------     ------------     ------------
     Net cash used in investing activities                       (9,478,840)      (9,889,081)      (8,207,750)
                                                               ------------     ------------     ------------

Cash flows from financing activities:
        Proceeds from short-term borrowings                      11,853,526       20,961,666        8,384,995
        Reduction of short-term borrowings                      (18,950,380)     (13,864,812)      (8,384,995)
        Proceeds from exercise of stock options                      37,763          268,940        1,822,688
        Proceeds from exercise of subsidiary stock options            - - -            - - -            4,967
        Increase of long-term-debt                                  199,511          559,295            - - -
        Reduction of long-term debt                                (120,600)        (976,124)        (331,251)
        Dividend paid on preferred stock                           (177,000)        (177,000)        (177,000)
                                                               ------------     ------------     ------------
     Net cash provided by (used in) financing activities         (7,157,180)       6,771,965        1,319,404
                                                               ------------     ------------     ------------

     Net increase (decrease) in cash and cash equivalents         2,114,435         (252,182)          34,807
     Effect of currency translation on cash                         (59,589)          36,213         (129,082)
     Cash and cash equivalents at beginning of period             1,628,552        1,844,521        1,938,796
                                                               ------------     ------------     ------------
     Cash and cash equivalents at end of period                $  3,683,398     $  1,628,552     $  1,844,521
                                                               ============     ============     ============


See notes to consolidated financial statements.

                               COMNET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        COMNET Corporation ("COMNET" through its majority owned subsidiary, Group 1 Software, Inc. ("Group 1") develops, acquires, markets and supports specialized marketing and mail management software. The Company distributes all of its products in North America and its Electronic Document Systems throughout the World.

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of COMNET Corporation and its wholly and majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

        The amount of deferred revenue at March 31, 1998, to be recognized during the subsequent years is:

           1999                                        $  17,484,138
           2000                                            2,477,433
           2001                                              831,003
           2002                                              234,517
           2003                                                7,087
           2004 & beyond                                     103,015
                                                       --------------
                                                       $  21,137,193
                                                       ==============

        Contracts for professional services are negotiated individually and are non-cancelable. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known.

Cash Equivalents

        Cash equivalents consist of investments with original maturities of 90 days or less, which are readily convertible into cash.

Installment Accounts Receivable

        License agreements may be executed under installment contracts, which provide for interest charges and monthly payments, with terms up to three years. Interest income from such contracts, which is included in software licenses and related revenue, was $462,000, $468,000, and $440,000, in 1998, 1997, and 1996,
respectively.

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

        Costs for research and development incurred in 1998, 1997, and 1996 were approximately $11,493,000, $11,986,000, and $9,445,000, respectively. Under FASB Statement No. 86, software development costs amounting to $8,635,000, $9,331,000, and $7,675,000, respectively, were capitalized. During the years ended March 31, 1998, 1997, and 1996, amortization of capitalized internally developed computer software costs, based on an estimated economic life of no more than five years, was $6,068,000, $8,540,000, and $4,010,000, respectively.


Goodwill

        The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods not exceeding 9 years. Amortization charged to operations amounted to $251,000, $171,000, and $71,000, for 1998, 1997, and 1996, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 1998.

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

Minority Interest

        Minority interest of approximately 18.8% for each of the years ending March 31, 1998, 1997, and 1996, is reflected in consolidation and is the portion of Group 1 Software, Inc. ("Group 1") that is not owned by the Company.

Earnings (loss) per Share of Common Stock

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, issued by the Financial Accounting Standards Board ("FASB") in February 1997, requiring dual presentation of basic and diluted per share earnings on the face of the income statement. Basic earnings per share is based on the weighted average number of shares of common stock outstanding. On a diluted basis, earnings and shares outstanding are adjusted for stock options for each year presented. The adoption of SFAS No. 128 did not have a material effect on the Company's financial statements. Prior years' presentations of earnings per share have been restated to conform to the guidelines of SFAS No. 128.

Calculation of diluted earnings per share:

                                                     Year Ended March 31,
                                          -----------------------------------------
Reconciliation of Denominator:              1998            1997            1996
------------------------------            ---------       ---------       ---------
Weighted shares outstanding - basic       3,273,826       3,262,749       3,139,863
Effect of dilutive securities:
Stock options                                25,459           - - -         200,263
                                          ---------       ---------       ---------
Adjusted denominator - diluted            3,299,285       3,262,749       3,340,126
                                          =========       =========       =========

There were additional potentially dilutive stock options of 163,992 in 1997 which were not included in the loss per share calculation due to their anti-dilutive effect. There were additional potentially dilutive convertible securities of 147,500 in 1998, 1997 and 1996 which were not included in the earnings (loss) per share calculation due to their anti-dilutive effect.

Concentration of Credit Risk

        The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These clients represent approximately $5.0 million or 63% of the installment receivables at March 31, 1998 versus $9.2 million or 78 % the prior year.

Impairment of Long-Lived Assets

        FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for the Company for fiscal 1999 and will apply to both annual and interim financial reporting. The Company will adopt the required disclosures in conjunction with these statements.

        In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software and are effective for the Company's transactions entered into beginning April 1, 1998. The Company does not expect the adoption of the SOP's to have a material impact on the Company's financial condition or results of operations.

Fair Value of Financial Instruments

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

(2)   ACCOUNTS RECEIVABLE

        Accounts receivable are comprised of the following:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
            Trade                                              $ 26,610,092            $29,974,239
            Installment accounts receivable, interest
              typically at 8.5% to 13%                            8,036,429             11,864,015
            Allowance for doubtful accounts                      (3,603,400)            (3,208,000)
                                                               ------------           ------------
                                                                 31,043,121             38,630,254
            Less non-current portion of installment
              accounts receivable                                 3,810,279              6,169,987
                                                               ------------           ------------
            Current portion                                    $ 27,232,842            $32,460,267
                                                               ============           ============


(3)   PREPAID EXPENSE AND OTHER ASSETS

        Prepaid expenses and other current assets are comprised of the following:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
            Prepaid expense                                      $  956,947             $1,095,771
            Prepaid commission                                      932,764              1,046,266
            Prepaid royalty                                         425,919                545,495
            Other assets                                            769,823              1,845,216
                                                               ============           ------------
                                                                 $3,085,453             $4,532,748
                                                               ============           ============

        Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement revenues deferred into future periods.

(4)   PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
         Data processing equipment                               $5,134,781             $5,983,096
         Furniture and fixtures                                   2,478,222              2,558,849
         Leasehold improvements                                     926,617                618,483
                                                               ------------           ------------
                                                                  8,539,620              9,160,428
         Less accumulated depreciation and
            amortization                                         (4,996,118)            (5,493,646)
                                                               ------------           ------------
                                                                 $3,543,502             $3,666,782
                                                               ============           ============

(5)   COMPUTER SOFTWARE

        Computer software is comprised of the following:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
            Developed software                                  $50,367,557            $41,858,190
            Acquired software                                     5,877,290              5,708,419

            Software purchased for internal use                   3,841,354              3,536,870
                                                               ------------           ------------
                                                                 60,086,201             51,103,479

            Less accumulated amortization                       (36,727,339)           (29,232,950)
                                                               ------------           ------------
                                                                $23,358,862            $21,870,529
                                                               ============           ============

(6)   ACCRUED EXPENSES

        Accrued expenses are as follows:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
            Accrued sales and other taxes                         $ 926,013             $1,084,772
            Accrued royalties                                     1,738,371              1,228,770
            Accrued sales incentives                                343,882                326,418
            Accrued rent abatements                                  86,927                106,424
            Accrued dividends                                        44,250                 44,250
            Income taxes payable                                  1,149,105                446,943
            Other accrued expenses                                1,925,419              2,591,221
            Accrued expense for disposition of AIM
               operations                                            37,191                 28,283
            Accrued expense for disposition of COM-MED
               operations                                            27,453                 75,526
                                                               ------------           ------------
                                                                 $6,278,611             $5,932,607
                                                               ============           ============

(7)   SHORT-TERM BORROWINGS

        At March 31, 1998, the Company's Group 1 Software, Inc. Subsidiary, maintained a 2-year $10,000,000 bank line of credit arrangement with Crestar bank expiring August 31, 1998. The line of credit bears interest at the bank's prime rate (8.5% at March, 31 1998) or Libor plus 175 basis points at Group 1's option. The line of credit arrangement is collateralized by trade accounts recievable and maintenance and renewal accounts recievable (excluding installment accounts recievable) and among other things requires Group 1, to maintain an EBIT to interest expense ratio of at least 1.5 to 1 through March 31, 1998 and at least 2.0 to 1 thereafter. The arrangement also requires Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998 and no more than 4.0 to 1 thereafter. At March 31, 1998, there were no borrowings under the facility, at March 31, 1997, borrowings under the line of credit were $7.1 million.

(8)   LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                            March 31,
                                                               -----------------------------------
                                                                   1998                   1997
                                                               ------------           ------------
         Installment notes payable                                 $122,339               $363,505
         Capitalized lease obligations                              423,822                103,747
                                                               ------------           ------------
         Sub-total                                                  546,161                467,252
         Less current portion                                       157,017                163,748
                                                               ------------           ------------
         Long-term portion                                         $389,144               $303,504
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


        The aggregate maturities of the long-term debt during the years subsequent to March 31, 1998 are:

            1999                                       $157,017
            2000                                        148,929
            2001                                        131,627
            2002                                         94,579
            2003 and beyond                              14,009
                                                     ----------
                                                       $546,161
                                                     ==========

        The Company believes that there are no material differences between carrying amounts and market value of its long-term obligations.

(9)   STOCKHOLDERS' EQUITY

        Preferred Stock

        On January 22, 1993, the Company issued a series of Preferred Stock par value $0.25 per share, to be designated "6% Cumulative Convertible Preferred Stock" consisting of 147,500 shares. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock shall be convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of one share of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

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

        The COMNET Corporation Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 600,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No stock appreciation rights have been granted under this Plan. The plan activity was as follows:

                                                                                         Option
                                                                                         Shares
        Shares under option March 31, 1995                                                     - -
        Options Granted - 1995 exercise price of $10.00                                    316,200
        Options cancelled - 1996                                                            (1,000)
                                                                                            ------
        Shares under option, March 31, 1996                                                315,200

        Options granted - 1997 - exercise prices of $9.00 - $13.00                          92,500
        Options cancelled - 1997                                                           (47,960)
                                                                                           -------
        Shares under option, March 31, 1997 - exercise prices of $9.00 - $13.00            359,740

        Options granted - 1998 - exercise price of $8.00                                    17,500
        Options cancelled - 1998                                                           (59,860)
                                                                                           -------
        Shares under option, March 31, 1998 - exercise prices of $8.00 - $10.25            317,380
                                                                                      ============



        At March 31, 1998 options for 109,540 shares were exercisable at $9.00 - $13.00. Options outstanding at March 31, 1998, expire in years ending March 31, 2006 through 2008. Options for 85,240 shares become exercisable in the year ending March 31, 1999, 367,976 shares were available for future grants of options.

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

                                                                                         Option
                                                                                         Shares
                                                                                      ------------
            Shares under option, March 31, 1995 - exercise prices of $6.625 - $30.25       647,254

            Options granted - 1996 - exercise prices of  $10.00                             78,216
            Options exercised - 1996 - exercise prices $5.375 - $14.00                     (78,983)
            Options canceled - 1996                                                        (34,730)
                                                                                      ------------
            Shares under option, March 31, 1996 - exercise prices of $6.625 - $30.25       611,757

            Options exercised - 1997 - exercise prices of $6.625 - $8.25                   (25,300)
            Options canceled - 1997                                                        (30,890)
                                                                                      ------------
            Shares under option, March 31, 1997 - exercise prices of $6.625 - $30.25       555,567

            Options exercised  - 1998 - exercise price of $6.25                             (5,700)
            Options cancelled - 1998                                                      (109,306)
                                                                                      ------------
            Shares under option, March 31, 1998                                            440,561
                                                                                      ============

        As of March 31, 1998, options for 380,938 shares were exercisable at prices ranging from $6.625 to $30.25. Options outstanding at March 31, 1998 expire in years ending March 31, 1999 through 2006. Options for 37,953 shares become exercisable in the year ending March 31, 1999. No stock appreciation units have been granted under the plan. As of March 31, 1996, the 1986 Stock Option and Stock Appreciation Unit Plan had terminated and no future grants of options will be made under the plan.

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

                                                                                         Option
                                                                                         Shares
                                                                                      ------------
            Shares under option, March 31, 1996                                              - - -
            Options granted - 1997 - exercise price of $10.00                               25,000
                                                                                      ------------
            Shares under option, March 31, 1997 - exercise price of $10.00                  25,000

            Options granted 1998 - exercise price of $8.00 - $8.50
            Options cancelled 1998                                                          35,000
                                                                                      ------------
            Shares under option March 31, 1998                                              60,000
                                                                                      ------------


        At March 31, 1998, 5,000 shares under option were vested and exercisable. Options for 12,000 shares became exercisable in the year ending March 31, 1999. At March 31, 1998, 90,000 shares were available for future options.

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

                                                                                         Option
                                                                                         Shares
                                                                                      ------------
            Shares under option March 31, 1995 - exercise prices of $5.375 - $30.00        146,834
            Options exercised - 1996 - exercise price of $5.375 - $11.00                   (99,959)
                                                                                      ------------
            Shares under option March 31, 1996, 1997, and 1998
            Exercise price of $16.50 - $30.00                                               46,875
                                                                                      ============

        As of March 31, 1998, 46,875 shares under option were vested and exercisable. Options outstanding at March 31, 1998 expire in years ending March 31, 2001 through 2002. The plan has issued options to the full extent of the number of shares of common stock reserved for issuance; no further grants will be made thereafter.

        In 1991, the Company granted options to purchase an aggregate of 465,000 shares of common stock at an exercise price of $21.75 per share to the individuals then serving on the reconstituted Board of Directors, as an inducement to such individuals to serve on the board. Currently options to purchase 210,000 shares remain granted. The options are exercisable for 10 years from the date of grant and vest 20% per year, subject to potential acceleration as defined in the stock option agreements. As of March 31, 1998, 210,000 shares were vested and exercisable.

        In 1992, the Company granted options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $30.25 per share to the individuals serving on the Advisory Committee. The options are exercisable for ten years from the date of grant and vest 20% per year. As of March 31, 1998, 15,000 shares were vested and exercisable.

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

                                                                                         Option
                                                                                         Shares
                                                                                      ------------
            Shares under option, March 31, 1995 - exercise price of $8.75 - $30.50          60,000
            Options granted - 1996 - exercise price of $10.125                              30,000
            Options canceled - 1996                                                        (20,000)
                                                                                      ------------
            Shares under option, March 31, 1996, 1997, and 1998 - exercise prices
            of  $8.75 - $24.25                                                              70,000
                                                                                      ============


        As of March 31, 1998, 42,000 options were exercisable. Options outstanding at March 31, 1998, expire in the years ending March 31, 2003 through 2004. Options for 14,000 shares become exercisable in the year ending March 31, 1999. At March 31, 1996 the 1992 Stock Option Plan for Non-Employee Directors had terminated and no future grants of options will be made under the plan.

        A summary of the status of the Plans is presented below:

                                                                         Year Ended March 31
                                            -----------------------    -----------------------    -----------------------
                                                     1998                       1997                       1996
                                            -----------------------    -----------------------    -----------------------
                                                           Weighted                   Weighted                   Weighted
                                                           Average                    Average                    Average
                                                           Exercise                   Exercise                   Exercise
                                              Shares         Price       Shares        Price        Shares        Price
                                            -----------------------    -----------------------    -----------------------
Options outstanding beginning of period      1,282,182       12.97      1,268,832      $13.05      1,079,938      $13.61
Options exercised                               (5,700)       6.63        (25,300)     $ 7.39       (178,942)      $8.48
Options canceled                              (169,166)      10.20        (78,850)     $11.62        (49,100)     $14.16
Options granted                                 52,500        8.09        117,500      $10.04        414,333      $10.01
Options outstanding end of period            1,159,816       13.19      1,282,182      $12.97      1,266,229      $13.06
Options exercisable at end of period           809,353       14.50        802,226      $14.28        731,531      $12.71
Weighted-average fair value of options
granted during the Period                                    $8.09                     $10.04                      $7.08


        As of March 31, 1998, the weighted average remaining contractual life of the options that range from $9.00 to $10.25 is 5.41 years.

        As of March 31, 1998, 1997 and 1996, the pro forma tax effects under SFAS 109 are not material to the Company's Financial Statements.

        The Company accounts for the activity under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the stock options for awards under the Plans in accordance with SFAS 123, the Company's net earnings (loss) and earnings (loss) per common share would have been increased to the pro forma amounts indicated below:

                                                                 1998                       1997                      1996
                                                            --------------             --------------            --------------
              Net earnings (loss)
                   As reported                                   $ 972,590               $(1,777,306)                $2,654,537
                   Pro forma                                     $ 481,114               $(2,613,126)                $2,300,574
              Earnings (loss) per common share
                   As reported                                       $0.29                    $(0.54)                     $0.79
                   Pro forma                                         $0.15                    $(0.80)                     $0.69


        The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1998, 1997 and 1996 respectively; dividend yield of 0%, expected volatility of 111%, 107% and 95% respectively, a risk-free interest rate of 6.30%, 6.34% and 5.68% respectively, and an expected term of 7 years.

(10)  INCOME TAXES

        The provision for income taxes for continuing operations consists of the following components:

                                                                                    Year Ended March 31,
                                                            -------------------------------------------------------------------
                                                                 1998                       1997                      1996
                                                            --------------             --------------            --------------
            Federal:
               Current                                      $        - - -             $     (764,302)           $      244,000
               Deferred                                           (202,448)                  (751,613)                  945,000
                                                            --------------             --------------            --------------
                                                                  (202,448)                (1,515,915)                1,189,000
                                                            --------------             --------------            --------------
            State:
               Current                                             123,000                     68,000                    76,000
               Deferred                                             24,701                      3,088                    73,000
                                                            --------------             --------------            --------------
                                                                   147,701                     71,088                   149,000
                                                            --------------             --------------            --------------

            Foreign:
               Current                                             989,508                    694,926                   362,000
               Deferred                                            (13,401)                   (49,729)                  285,000
                                                            --------------             --------------            --------------
                                                                   976,107                    645,197                   647,000
                                                            --------------             --------------            --------------

                                                            $      921,360             $     (799,630)           $    1,985,000
                                                            ==============             ==============            ==============

        The provision for income taxes for continuing operations varied from that computed using the statutory federal income tax rate as follows:

                                                                            Year Ended March 31,
                                                                     ---------------------------------
                                                                      1998         1997          1996
                                                                     ------       ------        ------
        Statutory tax rate                                             34.0%       (34.0)%        34.0%
        State income taxes, net of federal income tax benefit           4.2          1.7           1.9
        Research and development tax credits                          - - -        - - -          (0.9)
        Foreign taxes                                                   0.2         (0.7)          1.5
        Other, net                                                      1.1          3.5          (0.2)
                                                                     ------       ------        ------
           Effective tax rate                                          39.5        (29.5)%        36.3%
                                                                     ======       ======        ======

        The significant components of the current deferred tax asset and the long-term deferred tax liabilities are:

                                                                              March 31,
                                                                ------------------------------------
                                                                   1998                     1997
                                                                -----------              -----------
            Current:
               Deferred maintenance revenue                     $   530,974               $  530,974
               Allowance for doubtful accounts                    1,278,444                1,329,597
               Reserve for the disposition of AIM                    12,645                    9,616
               Net operating loss carryforward                      534,372                      ---
               Accrued compensation                               1,108,627                  678,992
               Other, net                                          (56,976)                 (164,080)
                                                                -----------              -----------
                  Total current deferred tax assets             $ 3,408,086               $2,385,099
                                                                ===========              ===========

            Long-term:
               Deferred maintenance revenue - long-term         $  (624,767)             $(1,134,164)
               Allowance for doubtful accounts                      (20,400)                (500,963)
               Capitalized software                               6,257,903                5,854,463
               Depreciation                                        (440,978)                (426,313)
               Net operating loss carryforward                     (635,581)                     ---
               Research and development tax credits              (1,555,116)              (1,244,486)
               Other, net                                            48,238                  252,541
                                                                -----------              -----------
                  Total long-term deferred tax liabilities      $ 3,029,299              $ 2,801,078
                                                                ===========              ===========

        The Company has consolidated research and development tax credit carry forwards of $1,555,116 which will expire in 2001 through 2013 and consolidated net operating loss carry forwards of $3,441,040 expiring 2012 through 2013.


(11)  BENEFIT PROGRAMS

        The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. Company contributions for the years ended March 31, 1998, 1997 and 1996 were, $259,893, $254,000, and $226,000, respectively.

(12)  INCOME DATA (UNAUDITED)

        Quarterly financial information for the years ended March 31, 1998 and 1997 was as follows:

                                                                  First        Second         Third        Fourth
                                                                 Quarter       Quarter       Quarter       Quarter        Year
                                                                ---------     ---------     ---------     ---------     ---------
        (Dollars in thousands except earnings per share)

        Fiscal Year 1998:
        Revenue                                                  $11,870       $15,364       $15,859       $17,911       $61,004
        Earnings (loss) before taxes                              (1,649)          937           911         2,136         2,335
        Net Earnings (loss)                                         (909)          481           423         1,155         1,150
        Basic earnings (loss) per share                           $(0.29)        $0.13         $0.12         $0.34         $0.30
        Diluted earnings (loss) per share                         $(0.29)        $0.13         $0.11         $0.34         $0.29

        Fiscal Year 1997:
        Revenue                                                  $10,720       $13,059       $14,631       $16,137       $54,547
        Earnings (loss) before taxes                                (234)          246           640        (3,362)       (2,710)
        Net Earnings (loss)                                         (165)          154           316        (1,905)       (1,600)
        Basic earnings (loss) per share                           $(0.06)        $0.03         $0.08        $(0.60)       $(0.54)
        Diluted earnings (loss) per share                         $(0.06)        $0.03         $0.08        $(0.60)       $(0.54)

(13)  NON-OPERATING INCOME (EXPENSE) AND SUPPLEMENTAL INFORMATION

        Non-operating income and expense is comprised of the following:

                                                                   Year Ended March 31,
                                                        -------------------------------------------
                                                          1998             1997             1996
                                                        ---------        ---------        ---------
        Interest income                                 $ 118,289        $ 130,435        $ 209,422
        Interest expense                                 (469,983)        (554,237)        (125,809)
        Gain on sales of investment                         - - -           14,332          109,595
        Loss on sale of assets                            (51,555)           - - -            - - -
        Other income (expense), net                       (61,402)         (16,157)          45,663
                                                        =========        =========        =========
        Total non-operating income (expense), net       $(464,651)       $(425,627)       $ 238,871
                                                        =========        =========        =========

        The following supplemental information summarizes the disclosure pertaining to the Statement of Cash Flows:

                                                                                                  Year Ended March 31,
                                                                                         --------------------------------------
                                                                                           1998           1997           1996
                                                                                         --------       --------       --------
        Cash paid during the year for:
           Interest                                                                      $534,891       $553,673       $145,176
           Income taxes                                                                   132,496        190,597        165,251
        Non-cash investing and financing activities:
           Notes payable incurred in connection with the
              purchase of the assets of Data Designs, Inc.                                  - - -          - - -        180,000
           Notes payable incurred in connection with the
              purchase of the assets of WorldTrak, Inc.                                     - - -          - - -        100,000
        Capital lease obligations incurred                                                238,289        249,378         47,102

(14)  COMMITMENTS AND CONTINGENCIES

        Purchased Services

        Effective April 6, 1994, Group 1 entered a three-year contract with a supplier of computer time-sharing services. Effective April 6, 1997, the agreement was extended for two additional years. The agreement requires Group 1 to purchase all of its internal IBM mainframe computer requirements, from this supplier. The Agreement provides for a fixed monthly fee. Group 1's actual costs of services with this vendor for the years ended March 31, 1998, 1997, and 1996 were $1,183,600 , $1,273,000, and $1,056,000, respectively.

        Leasing Arrangements

        The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year:

                                                                   Operating                        Capital
                                                                --------------------           ------------------
            1999                                               $         2,944,250            $         124,125
            2000                                                         2,609,182                      124,125
            2001                                                         2,495,936                      124,125
            2002                                                         2,149,989                       84,346
            2003 and beyond                                              3,896,042                       14,201
                                                                --------------------           ------------------
    Total minimum lease payments                               $        14,095,399            $         470,922
                                                                ====================
    Amount representing interest                                                                         47,099
                                                                                               ------------------
    Net minimum lease payments                                                                          423,823
    Current portion of capital lease obligations                                                         97,017
                                                                                               ------------------
    Long-term portion of capital lease obligations                                            $         326,806
                                                                                               ==================

        The Company entered into capital lease transactions aggregating, $238,289, $249,378, and $47,102 for the years ended 1998, 1997 and 1996, respectively. As of March 31, 1998, the book value of assets recorded under capital leases was $437,791.

        Total rent expense, under operating leases for fiscal years ended March 31, 1998, 1997, and 1996 was $3,479,128, $3,080,774, and $2,462,000,
respectively.

        Legal

        COMNET, Group 1 and certain of Group 1's directors have been named as defendants in a purported shareholder class action filed on April 28, 1998 in the Court of Chancery of the State of Delaware (CA. No. 16349), Brickell Partners, Individually and on Behalf of All Others Similarly Situated v. Robert
S. Bowen, et al. The suit alleges breaches of fiduciary duties in that COMNET, as majority stockholder of Group 1, "has greater knowledge of Group 1 than the public shareholders and has timed the merger transaction to take advantage of Group 1's increased efficiency and prospects of profitability", to the unfair disadvantage of Group 1's public shareholders. Both COMNET and Group 1 believe that the complaint is meritless and are actively pursuing dismissal of all the claims made by Plaintiff in the lawsuit.

(15)  GEOGRAPHIC INFORMATION

                                                                                Year Ended March 31,
                                                      -------------------------------------------------------------------------
                                                             1998                      1997                       1996
                                                      --------------------      --------------------       --------------------
        Net Revenue
           U.S. operations                           $        53,778,625                50,110,423        $        43,142,750
           European operations                                 9,677,885                 6,676,498                  4,429,531
           Eliminations                                       (2,452,613)               (2,239,972)                (1,699,459)
                                                      --------------------      --------------------       --------------------

                Total net revenue                    $        61,003,897                54,546,949        $        45,872,822
                                                      ====================      ====================       ====================

        Operating Income
           U.S. operations                           $          (215,329)      $        (4,431,019)       $         3,403,932
           European operations                                 3,014,685                 2,146,828                  1,829,312
           Eliminations                                      ---                       ---                        ---
                                                      --------------------      --------------------       --------------------

                Total operating income (loss)        $         2,799,356       $        (2,284,191)       $         5,233,244
                                                      ====================      ====================       ====================

        Identifiable Assets
           U.S. operations                           $        62,541,644       $        70,027,026        $        63,601,807
           European operations                                 9,986,268                 8,433,004                  6,528,514
           Eliminations                                       (1,898,400)               (2,603,730)                (2,938,500)
                                                      --------------------      --------------------       --------------------

                Total identifiable assets            $        70,629,512       $        75,856,300        $        67,191,821
                                                      ====================      ====================       ====================

It is management's belief that the Company's intercompany sales between geographic areas are accounted for at prices consistent with market conditions with unaffiliated transactions. "U.S. operations" include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue which includes European operations, U.S. operations and exports, were 15.4%, 15.7%, and 13% of total revenue in 1998, 1997, and 1996.


(16)  SUBSEQUENT  EVENT

        In December 1997, COMNET and Group 1 announced their intent to merge the two companies through the issuance of COMNET common stock to Group 1's minority shareholders in exchange for their Group 1 common stock. In April 1998, the companies announced that the exchange ratio of 1.15 shares of COMNET for each share of Group 1 stock had been agreed to by the independent committees of the respective boards of directors. The merger is subject to approval by the boards of both COMNET and Group 1 as well as the shareholders of each company. The merger will be accounted for under purchase accounting and approximately $4.0 million of identifiable intangible assets will be recorded.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Directors and executive officers of the Company are as follows:

Name                                        Age             Position
----                                        ---             --------
James V. Manning                             51             Chairman of the Board of Directors
Robert S. Bowen                              60             President, Chief Executive
                                                               Officer and Director
Ronald F. Friedman                           54             President, Group 1 Software, Inc.
                                                               and Director
Mark D. Funston                              38             Vice President, Chief Financial Officer and Director
Edward Weiss                                 47             Secretary and General Counsel
Richard H. Eisenberg                         60             Director
James P. Marden                              44             Director
Charles A. Mele                              41             Director
Charles J. Sindelar                          61             Director

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

        Mr. Edward Weiss has been Secretary and General Counsel of the Company since 1990. He has been Secretary and General Counsel of Group 1 for more than five years.

        Mr. Richard H. Eisenberg has been a Director of the Company since February, 1994. Mr. Eisenberg is currently Vice President, Great Northern Brokerage Corporation, and prior to that Senior Vice President of Kaye Insurance Association, L.P. since September 1992. He has also been President of APCO Corporation, an insurance brokerage firm, Vice President of Amalgamated Programs Corporation and President of Great Northern Brokerage Corporation for more than five years.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

          REPORTS ON FORM 8-K

                                                                                                                 Page Number
                                                                                                                 -----------
          1.   Financial Statements:

               The following financial statements are submitted in Item 8:

                     Report of Independent Accountants on Financial Statements                                        19

                     Consolidated Balance Sheets as of March 31, 1998 and 1997                                        20

                     Consolidated Statements of Earnings for the years
                     ended March 31, 1998, 1997 and 1996                                                              21

                     Consolidated Statements of Stockholders' Equity for the years
                     ended March 31, 1998, 1997 and 1996                                                              22

                     Consolidated Statements of Cash Flows for the years
                     ended March 31, 1998, 1997 and 1996                                                              23

                     Notes to Consolidated Financial Statements for the years
                     ended March 31, 1998, 1997 and 1996                                                           24 - 39

          2.   Financial Statement Schedules

               The following financial statement schedule is filed as part of this report:

                     Report of Independent Accountants on Financial Statement Schedule                                48

                     Schedule II: Valuation and Qualifying Accounts for the Years
                     Ended March 31, 1998, 1997 and 1996                                                              49

        Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

           3.   List of Exhibits.

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

        3.03    Amendments to Certificate of Incorporation filed January 22,
                1993.

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

       10.46 First Amendment to Loan Agreement with Ronald F. Friedman, dated as of January 15, 1996.

       10.47    Line of Credit Loan Agreement with Crestar Bank, dated October
                10, 1996.

       10.48    Agreement to Extend Management and Services Agreement, dated
                April 1, 1997, by and between the Company and Group 1 Software,
                Inc.

      *10.49    First Amendment to Employment Agreement by and between Robert S.
                Bowen and COMNET Corporation, dated August 15, 1997.

      *10.50    Second Amendment to Employment Agreement by and between Robert
                S. Bowen and COMNET Corporation, dated January 12, 1998.

      *10.51    Third Amendment to Employment Agreement by and between Robert S.
                Bowen and Group 1 Software, Inc., dated August 15, 1997.

      *10.52    Fourth Amendment to Employment Agreement by and between Robert
                S. Bowen and Group 1 Software, Inc. dated January 12, 1998.

      *10.53    Fifth Amendment to Employment Agreement by and between Robert S.
                Bowen and Group 1 Software, Inc. dated May 11, 1998.

      *10.54 Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dared September
                4, 1997.

       *22.0    Subsidiaries of COMNET Corporation.

       *23.0    Consent of Independent Accountants.

-------------------------------
         *  Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE
                                -----------------


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




                                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
June 12, 1998

                                   SCHEDULE II
                               COMNET Corporation
              Valuation and Qualifying Accounts For the Years Ended
                         March 31, 1998, 1997, and 1996

         Column A                 Column B              Column C             Additions             Column D          Column E
-------------------------    ------------------     -----------------------------------------  ----------------     -----------
                                 Balance at            Charged to          Charged to                                 Balance
                                 Beginning             Costs and              Other              Deductions           at end
       Description                of Year              Expenses            Accounts(1)           Describe(2)          of year
       -----------                -------              --------            -----------           -----------          -------
Year ended March 31, 1998       $3,208,000            $3,505,000              - - -             $(3,109,600)        $3,603,400
  Allowance for doubtful
  accounts

Year ended March 31, 1997
  Allowance for doubtful
  accounts                      $2,409,000            $1,956,403              - - -             $(1,157,403)        $3,208,000

Year ended March 31, 1996
  Allowance for doubtful
  accounts                      $1,703,000            $1,617,637             $281,400           $(1,193,037)        $2,409,000

-----------------------------

(1) Items charged to other accounts were for the recoveries of prior year accounts receivable written off during the year.

(2) The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

Exhibit 22.  Subsidiaries of COMNET Corporation


          Group 1 Software, Inc., a Delaware corporation

          Group 1 Software Europe, Ltd., a United Kingdom corporation

          Group 1 FSC, Ltd., a Barbados corporation

          Group 1 Software Latin America, Inc., a Puerto Rico corporation

          Gruco, Inc., a Delaware corporation

          Seanet, Inc., a Delaware corporation

          CMEDS, Inc., a Delaware corporation

          ARCU, Inc., a Delaware corporation

          Promco, Inc., a Delaware corporation

                       CONSENT OF INDEPENDENT ACCOUNTANTS

                                 ---------------


        We consent to the incorporation by reference in the registration statement of COMNET Corporation on Form S-8 (File No. 2-62254) of our reports, dated June 12, 1998, on our audits of the consolidated financial statements and financial statement schedule of COMNET Corporation and Subsidiaries as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998, which reports are included in this Annual Report on Form 10-K.




                                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
June 26, 1998

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



COMNET CORPORATION
                                                (Registrant)

Date:  June 26, 1998                                        By:
                                                                 -----------------------------------------------
                                                                      President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                           Date
---------                                   -----                                                           ----

----------------------------------------
Robert S. Bowen                             President, Chief Executive                                      June 26, 1998
                                            Officer and Director                                            -------------
                                            (Principal Executive Officer)

----------------------------------------
Mark D. Funston                             Vice President                                                  June 26, 1998
                                            Chief Financial Officer                                         -------------
                                            Treasurer and Director
                                            (Principal Accounting Officer)

----------------------------------------
Ronald F. Friedman                          President, Chief Operating Officer Group 1                      June 26, 1998
                                            Software, Inc., and Director                                    -------------



----------------------------------------
James V. Manning                            Chairman of the Board                                           June 26, 1998
                                                                                                            -------------

----------------------------------------
Charles J. Sindelar                         Director                                                        June 26, 1998
                                                                                                            -------------
----------------------------------------
James Marden                                Director                                                        June 26, 1998
                                                                                                            -------------
----------------------------------------
Charles A. Mele                             Director                                                        June 26, 1998
                                                                                                            -------------
----------------------------------------
Richard H. Eisenberg                        Director                                                        June 26, 1998
                                                                                                            -------------

Index of Exhibits
-----------------
                                                                        PAGE NUMBER
   *10.49       First Amendment to Employment Agreement by and between Robert S.
                Bowen and COMNET Corporation, dated August 15, 1997.

   *10.50       Second Amendment to Employment Agreement by and between Robert
                S. Bowen and COMNET Corporation, dated January 12, 1998.

   *10.51       Third Amendment to Employment Agreement by and between Robert S.
                Bowen and COMNET Corporation, dated August 14, 1997.

   *10.52       Fourth Amendment to Employment Agreement by and between Robert
                S. Bowen and Group 1 Software, Inc. dated January 12, 1998.

   *10.53       Fifth Amendment to Employment Agreement by and between Robert S.
                Bowen and Group 1 Software, Inc. dated May 11, 1998.

   *10.54 Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dared September
                4, 1997.

    *22.0       Subsidiaries of COMNET Corporation.

    *23.0       Consent of Independent Accountants.

-------------------------------
         *  Filed herewith.