Form 10-Q
period 1998-06-30
COMNET CORP
filed 1998-08-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998                Commission file number 0-6355



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


            YES       X                        NO
                ------------                      ------------




                                               Shares Outstanding Effective
Class                                          August 4, 1998
----------------------------                   ---------------------------
Common Stock, $.50 par value                   3,295,501

                               COMNET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                    June 30,              March 31,
                                                                      1998                  1998
                                                                   (Unaudited)            (Audited)
                                                                   -----------            ---------
ASSETS
Current assets:
  Cash and cash equivalents                                     $       8,872          $      3,683
  Trade and installment accounts receivable, less
    allowance of $3,352 and $3,603                                     19,147                27,233
  Deferred income taxes                                                 3,478                 3,408
  Prepaid expenses and other current assets                             2,874                 3,086
                                                                 --------------         -------------

  Total current assets                                                 34,371                37,410

Installment accounts receivable, long-term                              3,812                 3,810
Property and equipment, net                                             3,344                 3,544
Computer software, net                                                 23,014                23,359
Other assets                                                            2,268                 2,507
                                                                 --------------         -------------

  Total assets                                                  $      66,809          $     70,630
                                                                 ==============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      2,378                 2,099
  Current portion of long-term debt                                       197                   157
  Accrued expenses                                                      4,479                 6,279
  Accrued compensation                                                  3,450                 4,699
  Current deferred revenues                                            16,930                17,484
                                                                 --------------         -------------
  Total current liabilities                                            27,434                30,718

Long-term debt, net of current portion                                    275                   389
Deferred revenues, long-term                                            3,274                 3,653
Deferred income taxes, net                                              2,953                 3,029
Minority interest in net earnings of consolidated
subsidiary                                                              5,692                 5,683
                                                                 --------------         -------------
  Total liabilities                                                    39,628                43,472

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock, $0.25 par
  value 148 shares issued and outstanding                               2,846                 2,846
Common stock, $0.50 par value 10,000 shares authorized;
3,596 and 3,594 issued and outstanding                                  1,798                 1,797
Capital contributed in excess of par value                             17,785                17,763
Retained earnings                                                       6,517                 6,480
Accumulated other comprehensive income                                    250                   287
                                                                 --------------         -------------
                                                                       29,196                29,173
Less treasury stock at cost, 316 shares                                (2,015)               (2,015)
  Total stockholders' equity                                           27,181                27,158
                                                                 --------------       ---------------
Total liabilities and stockholders' equity                      $      66,809        $       70,630
                                                                 ==============       ===============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                 For the Three-Month Period
                                                                      Ended June 30,
                                                          --------------------------------------
                                                                   1998               1997
                                                                  (FY99)             (FY98)
                                                          --------------------------------------
Revenue:
  Software licenses and related revenue                     $      4,575        $     5,062
  Maintenance and service revenue                                  7,354              6,808
                                                             --------------      ---------------

    Total revenue                                                 11,929             11,870
                                                             --------------      ---------------

Costs and expenses:
  Software licenses expenses                                       2,060              2,000
  Maintenance and service expenses                                 2,833              3,330
  Research, development and indirect support                         571                647
  Selling and marketing                                            4,325              5,187
  General and administrative                                       1,671              1,806
  Provision for doubtful accounts                                    380                380
                                                             --------------      ---------------

   Total costs and expenses                                       11,840             13,350
                                                             --------------      ---------------

Operating income (loss)                                               89             (1,480)

Non-operating income (loss), net                                      56               (169)
                                                             --------------      ---------------

Earnings (loss) before provision for income
  taxes                                                              145             (1,649)

Provision (benefit) for income taxes                                  55               (534)

Minority interest                                                      9               (206)
                                                             --------------      ---------------

Net earnings (loss)                                                   81               (909)

Preferred stock dividend                                              44                 44
                                                             --------------      ---------------

Net earnings (loss) available to common
  stockholders                                              $         37        $      (953)
                                                             ==============      ===============

Basic earnings (loss) per share of common stock             $       0.01        $     (0.29)
                                                             ==============      ===============
Diluted earnings (loss) per share of common
  stock                                                     $       0.01        $     (0.29)
                                                             ==============      ===============

Basic weighted average number of common shares
  outstanding                                                      3,279              3,272
                                                             ==============      ===============

Diluted weighted average number of common and
  common equivalent shares outstanding                             3,459              3,272
                                                             ==============      ===============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                    Unaudited



                                                                     Three-months Ended June 30,
                                                                   -------------------------------
                                                                       1998              1997
                                                                   ------------       ------------
Net earnings (loss) available to common
stockholders                                                      $       37         $     (953)
Other comprehensive income:
   Foreign currency translation adjustment                               (37)               (41)
                                                                   ------------       ------------

Comprehensive income (loss)                                       $        0         $     (994)
                                                                   ============       ============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                           For the Three-Month
                                                                                         Period Ended June 30,
                                                                                 -------------------------------------
                                                                                      1998                  1997
                                                                                     (FY99)                (FY98)
                                                                                 --------------         --------------
Cash flows from operating activities:
Net earnings (loss)                                                             $        81            $      (909)
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
   Amortization expense                                                               1,981                  1,614
   Depreciation expense                                                                 305                    261
   Provision for doubtful accounts receivable                                           380                    380
   Deferred income taxes                                                               (146)                   550
   Minority interest in earnings (loss) of consolidated
   subsidiary                                                                             9                   (206)
Change in assets and liabilities:
   Decrease in accounts receivable                                                    7,693                  5,488
   Decrease in prepaid expenses and other
     current assets                                                                     383                    328
   Decrease in other assets                                                             193                     64
   Increase in accounts payable                                                         281                    627
   Decrease in accrued expenses                                                      (2,924)                (4,189)
   Decrease in deferred revenues                                                     (1,230)                  (676)
                                                                                 --------------         --------------

  Net cash provided by operating activities                                           7,006                  3,332
                                                                                 --------------         --------------

Cash flows from investing activities:
  Purchase and development of computer software                                      (1,594)                (2,826)
  Purchase of equipment and improvements                                               (140)                  (191)
                                                                                 --------------         --------------

  Net cash used by investing activities                                              (1,734)                (3,017)
                                                                                 --------------         --------------

Cash flows from financing activities:
 Proceeds from short-term borrowings                                                    ---                  2,415
 Reduction of short-term borrowings                                                     ---                 (3,479)
 Proceeds from exercise of stock options                                                 23                      4
 Proceeds from debt                                                                     (74)                   199
 Payments of long-term debt                                                             ---                    (10)
 Dividends paid on preferred stock                                                      (44)                   (44)
                                                                                 --------------         --------------

 Net cash used in financing activities                                                  (95)                  (915)
                                                                                 --------------         --------------

Net decrease in cash and cash equivalents                                             5,177                   (600)

Effect of currency translation on cash                                                   12                    (37)

Cash and cash equivalents at beginning of period                                      3,683                  1,629
                                                                                 --------------         --------------

Cash and cash equivalents at end of period                                      $     8,872            $       992
                                                                                 ==============         ==============

See notes to consolidated financial statements.

                               COMNET CORPORATION
                   Notes to Consolidated Financial Statements


1. The financial statements for the three months ended June 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results for the year ending March 31, 1999. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1998, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of COMNET and its subsidiaries.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $2.1 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively.

3.    Earnings per share

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, issued by the Financial Accounting Standards Board ("FASB") in February 1997, requiring dual presentation of basic and diluted per share earnings on the face of the income statement. Basic earnings per share is based on the weighted average number of shares of common stock outstanding. On a diluted basis, shares outstanding are adjusted for stock options for each year presented. The adoption of SFAS No. 128 did not have a material effect on the Company's financial statements. Prior years' presentations of earnings per share have been restated to conform to the guidelines of SFAS No. 128.


Calculation of dilutive earnings per share (in thousands):

Reconciliation of denominator                     Quarter Ended June 30,
-----------------------------                  ---------------------------
                                                  1998            1997
                                               -----------     -----------
Weighted shares outstanding - basic                  3,279          3,272
Effect of dilutive securities
Stock options                                          180            ---
                                               -----------     -----------
Adjusted denominator                                 3,459          3,272
                                               ============    ===========


      There were additional potentially dilutive stock options of 44,000 in 1997 which were not included in the loss per share calculation due to their anti-dilutive effect. There were additional potentially dilutive convertible securities of 147,500 in 1998 and 1997 which were not included in the earnings
(loss) per share calculation due to their anti-dilutive effect.

During the quarter, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

4. Recent Accounting Pronouncements

      During the quarter, the Company adopted FASB Statement No. 130,
"Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

      U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such distribution is made.

The following are included as components of accumulated other comprehensive income:

For the three months ended June 30, 1998
                                                 Foreign
                                                 Currency
                                               Translation
                                              (in thousands)
                                             ---------------
Beginning balance, April 1, 1998            $          287
Current-period change                                  (37)
                                             ---------------
Ending balance, June 30, 1998               $          250
                                             ===============

      In the first fiscal quarter of fiscal 1998, the Company adopted
Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOP's, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the quarter and the Company does not expect there to be a material impact on the Company's financial condition or results of operations in future periods.

      The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending March 31, 1999.

5. Certain prior year amounts have been restated to conform with the current year presentation.

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

For the quarters ending June 30, 1998 and 1997 the Company had revenues of $11.9 million. Net earnings for the quarter ended June 30, 1998, was $81,000 or $0.01 diluted earnings per share compared with a net loss of $0.9 million or $(0.29) diluted loss per share in the same quarter of fiscal 1998. The increase in profitability is primarily due to lower royalty expense by reason of fewer sales of third party products along with savings associated with the new licensing arrangements for the WorldTrak and PC products which resulted in lower selling and marketing and administrative costs.

Software license fees and related revenues of $4.6 million for the first fiscal quarter decreased 10% over the prior year. As a percent of total revenue, first quarter software license and related revenue was 38% in fiscal 1999 compared with 43% in fiscal 1998. The decrease was due to lower license revenue from Mailing Efficiency and Database Marketing products partially offset by higher license revenues from our Electronic Document System products.

License fees from Electronic Document Systems increased 115% in the fiscal first quarter. Sales of these products increased in both international and domestic markets.

License fees from Database Marketing Products decreased by $1.0 million compared to the same period in the prior year. The decrease was due to lower sales throughout the product line.

Group 1's large systems Mailing Efficiency software license fees for the fiscal first quarter decreased 16% over the same period the prior year. This decrease was primarily due to lower sales of Open Systems products.

Maintenance and other revenue of $7.4 million for the quarter increased 8% over the prior year. Maintenance and other revenue accounted for 62% of total revenue for the quarter ended June 30, 1998 compared with 57% for the same period in the prior year. Recognized maintenance fees were $5.6 million for the quarter ended June 30, 1998, an increase of 9% over the comparable period the prior year. Maintenance fees were up across all product lines. Professional and educational service revenues of $1.7 million for the quarter ended June 30, 1998 were 5% higher than the same period of the prior year primarily from higher fees associated with Electronic Document systems.

During the quarter, total operating costs of $11.8 million amounted to 99% of revenue compared with $13.3 million or 112% of revenue during the same period the prior year. The decrease in operating costs is due to lower spending associated with the WorldTrak and Micro Product distribution agreements, lower royalty expense and other cost saving measures taken since the first fiscal quarter of 1998.

Software license expense increased to $2.1 million for the three months ended June 30, 1998, from $2.0 million the prior year period, representing 45% and 40% of software license and related revenues, respectively. The increase in costs is due to higher amortization expense offset by lower royalty costs associated with lower sales of third party products. The increase in license expense as a percentage of software license expense is primarily due to the decrease in software license revenue discussed above.

Maintenance and service expense decreased to $2.8 million in the current quarter from $3.3 million the comparable period in fiscal 1998, representing 39% and 49% of maintenance and service revenue, respectively. The decrease in expense can be primarily attributed to the new distribution agreement for the Micro products.

Included in maintenance and service expense above are professional and educational service costs of $1.2 million which were 70% of professional service and education revenue for the first quarter compared with $1.4 million and 87% for the comparable period in the prior year. The decrease in expense as a percent of revenue can be attributed to lower costs due to the WorldTrak licensing arrangement and the completion of a low margin contract during fiscal 1998.

Costs of maintenance were $1.6 million for the first fiscal quarter of 1999 representing 29% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.9 million or 37% of maintenance revenue. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base along with savings associated with the licensing agreements for the Micro and WorldTrak products.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.6 million for the first fiscal quarter of 1999 and 1998. The company expects these costs to remain relatively close to their current levels.

Selling and marketing expenses totaled $4.3 million or 36% of revenue in the first quarter of fiscal 1999 and $5.2 million or 44% in the prior year same period. The decrease in cost as a percent of revenue in the quarter versus the prior year period was due to lower incentive compensation associated with the lower license revenue as well as the Micro and WorldTrak licensing arrangements and other cost saving measures implemented during fiscal 1998.

General and administrative expenses were $1.7 million or 14% of total revenue compared with $1.8 million or 15% of revenue for the three months ended June 30, 1998 and 1997, respectively. The decrease in expense is primarily due to lower costs associated with the new licensing agreements for the WorldTrak and Micro products.

The provision for doubtful accounts was $0.4 million for the first fiscal quarter of both 1999 and 1998, and represented 3% of revenue in both periods.

Net non-operating income was $56,000 for the period ended June 30, 1998 as compared with net non-operating expense of $169,000 for the same period the prior year. This increase represents lower interest expense due to no borrowings under Group 1's line of credit in the current quarter versus the same quarter of the prior year along with higher interest income from higher cash reserves compared to the first quarter of fiscal 1998.

The Company's effective tax rate was 38% and (32%) for the three month period ending June 30, 1998 and 1997, respectively. The current years rate is the net effect of a 34% effective tax rate on foreign taxable income and a (32%) effective rate on domestic taxable loss.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $6.9 million at June 30, 1998, as compared with $6.7 million at March 31, 1998. The current ratio was 1.3 to 1 at June 30, 1998 and 1.2 to 1 at March 31, 1998.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company's Group 1 subsidiary maintains a two year $10 million line of credit arrangement with Crestar Bank, expiring August 31, 1998. The line of credit bears interest at the bank's prime rate, or Libor plus 175 basis points at Group 1's option. The line of credit is collateralized by trade accounts receivable and maintenance and renewal accounts receivable (excluding installment accounts receivable) and among other things, requires Group 1 to maintain an EBIT to interest ratio of at least 1.5 to 1 through March 31, 1998, and at least 2.0 to 1 thereafter. The arrangement also required Group 1 to maintain a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 5.0 to 1 through March 31, 1998, and no more than 4.0 to 1 thereafter. At June 30, 1998, and at March 31, 1998 there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 1998 net income of $81,000 plus non-cash expenses of $2.5 million provided a total of $2.6 million cash from operating activities. This amount was increased by cash provided by working capital items totaling $4.4 million resulting in net cash provided by operating activities of $7.0 million. The cash provided by working capital items includes a $7.7 million decrease in accounts receivable, offset by a $1.2 million decrease in deferred revenue, a $2.9 million decrease in accrued expenses and $0.9 million provided by other working capital items. The decrease in accounts receivable is due to increased cash collections along with lower sales as compared to the prior quarter. Investment in purchased and developed software of $1.6 million, and capital equipment of $0.1 million, resulted in $1.7 million used by investing activities. $0.1 million was used in financing activities.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to three years after a minimum down payment of 10% to 12% of the principal amount of the contract. Installment receivables included in accounts receivable were $7.5 million and $8.0 million at June 30, 1998 and March 31, 1998, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $4.7 million, or 63% of the installment receivables at June 30, 1998. Group 1 is aware of no current market risk associated with the installment receivables.

As of June 30, 1998, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt service, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities.

OTHER MATTERS

The Year 2000 Issue

The year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems used by, and sold by, Group 1 Software, use only two digits to identify a year in the data field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century.

In 1997, we formed two special task forces:

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

      We have identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to have our internal systems and applications ready for the year 2000 by mid-1999 and to have all of the products sold by us Year 2000 compliant by December 1998. We do not expect the costs to address the year 2000 issue to be material.

Recent Accounting Pronouncements

      During the quarter, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

      In the first fiscal quarter of fiscal 1998, the Company adopted Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOP's, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the quarter and the Company does not expect there to be a material impact on the Company's financial condition or results of operations in future periods.

      The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending March 31, 1999.

                            PART II OTHER INFORMATION



Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        No filings on Form 8-K have been made during the quarter

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMNET Corporation




Date: August 14, 1998
                                          /s/ Mark Funston
                                          Mark Funston
                                          Chief Financial Officer