Form 10-Q
period 1998-09-30
COMNET CORP
filed 1998-11-16
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10Q

                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998          Commission file number 0-6355



                             GROUP 1 SOFTWARE, INC.

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

      YES       X                                  NO
           -----------                                   -------------

                                                   Shares Outstanding Effective
Class                                              October 29, 1998
----------------------------                       ----------------
Common Stock, $.50 par value                       3,712,199

                             Group 1 Software, Inc.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                         September 30,    March 31,
                                                              1998          1998
                                                          (Unaudited)     (Audited)
                                                          -----------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $    5,252   $         3,683
  Trade and installment accounts receivable, less
    allowance of $3,295 and $3,603                          19,375            27,233
  Deferred income taxes                                      3,426             3,408
  Prepaid expenses and other current assets                  2,755             3,086
                                                          -----------   -------------

  Total current assets                                      30,808            37,410
                                                          -----------   -------------

Installment accounts receivable, long-term                   3,591             3,810
Property and equipment, net                                  3,532             3,544
Computer software, net                                      22,954            23,359
Goodwill, net                                                5,438             1,286
Other assets                                                   952             1,221
                                                          -----------   -------------

  Total assets                                          $   67,275   $        70,630
                                                          ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    2,316   $         2,099
  Current portion of long-term debt                            191               157
  Accrued expenses                                           5,383             6,279
  Accrued compensation                                       3,685             4,699
  Current deferred revenues                                 16,517            17,484
                                                          -----------   -------------

  Total current liabilities                                 28,092            30,718
                                                          -----------   -------------

Long-term debt, net of current portion                         248               389
Deferred revenues, long-term                                 2,975             3,653
Deferred income taxes                                        2,907             3,029
Minority interest in net earnings of consolidated
  subsidiary                                                 - - -             5,683
                                                          -----------   -------------

  Total liabilities                                         34,222            43,472
                                                          -----------   -------------

Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock, $0.25 par
   value; 48 and 148 shares issued and outstanding             916             2,846
Common stock, $0.50 par value; 14,000 shares
   authorized; 4,028 and 3,594 issued and outstanding        2,014             1,797
Capital contributed in excess of par value                  24,940            17,763
Retained earnings                                            6,890             6,480
Accumulated other comprehensive income                         308               287
                                                          -----------   -------------
                                                            35,068            29,173
Less treasury stock at cost, 317 shares                     (2,015)           (2,015)
                                                          -----------   -------------

  Total stockholders' equity                                33,053            27,158
                                                          -----------   -------------

Total liabilities and stockholders' equity              $   67,275   $        70,630
                                                          ===========   =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                            FOR THE THREE            FOR THE SIX MONTH
                                         MONTH PERIOD ENDED             PERIOD ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                         --------------------       --------------------
                                          1998        1997           1998        1997
                                         --------    --------       --------   ---------
Revenue:
  Software licenses and related
   revenue                             $   7,130   $   8,374      $  11,705  $   13,436
  Maintenance and service revenue          7,431       6,990         14,785      13,798
                                         --------    --------       --------   ---------

    Total revenue                         14,561      15,364         26,490      27,234
                                         --------    --------       --------   ---------

Costs and expenses:
  Software license expenses                2,669       2,796          4,729       4,796
  Maintenance and service expenses         3,036       3,290          5,868       6,620
  Research, development and
   indirect support                          647         629          1,219       1,276
  Selling and marketing                    4,991       5,179          9,317      10,366
  General and administrative               1,821       1,663          3,492       3,468
  Provision for doubtful accounts
   receivable                                725         725          1,105       1,105
                                         --------    --------       --------   ---------

    Total costs and expenses              13,889      14,282         25,730      27,631
                                         --------    --------       --------   ---------

Operating income (loss)                      672       1,082            760        (397)

Non operating income (expense):
  Interest income                            119           2            199           7
  Other non-operating                        (59)       (147)           (82)       (321)
                                         --------    --------       --------   ---------

Total non-operating                           60        (145)           117        (314)

Earnings (loss)  before provision
   for income taxes and minority
   interest                                  732         937            877        (711)

Provision (benefit) for income
   taxes                                     271         342            325        (192)

Minority interest                             74         114             83         (92)
                                         --------    --------       --------   ---------

Net income (loss)                            387         481            469        (427)

Preferred stock dividend
   requirements                               14          44             59          88
                                         --------    --------       --------   ---------

Net income (loss) available to
   common stockholders                 $     373   $     437      $     410  $     (515)
                                         ========    ========       ========   =========

Basic earnings (loss) per share of
   common stock                        $    0.11   $    0.13      $    0.12  $    (0.16)
                                         ========    ========       ========   =========

Diluted earnings (loss) per share
   of common stock                     $    0.11   $    0.13      $    0.12  $    (0.16)
                                         ========    ========       ========   =========

Basic weighted average number of
   common  shares outstanding              3,314       3,273          3,296       3,272
                                         ========    ========       ========   =========

Diluted weighted average number of
   common and common equivalent
   shares outstanding                      3,559       3,299          3,439       3,272
                                         ========    ========       ========   =========


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                    UNAUDITED




                                            FOR THE THREE            FOR THE SIX MONTH
                                         MONTH PERIOD ENDED            PERIOD ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                         --------------------       --------------------
                                          1998        1997           1998        1997
                                         --------    --------       --------   ---------
Net income (loss) available to
   common stockholders                 $     373   $     437      $     410  $     (515)

Foreign currency translation
   adjustment                                 58        (258)            21        (299)
                                         --------    --------       --------   ---------

Comprehensive income (loss)            $     431   $     179      $     431  $     (814)
                                         ========    ========       ========   =========




See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                       For the Six-Month
                                                                   Period Ended September 30,
                                                                  -----------------------------
                                                                        1998           1997
                                                                     ------------   -----------
Cash flows from operating activities:
Net earnings (loss)                                               $        469    $     (427)
Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
   Amortization expense                                                  4,017         3,467
   Depreciation expense                                                    619           529
   Provision for doubtful accounts receivable                            1,105         1,105
   Deferred income taxes                                                  (141)          749
   Minority interest in earnings (loss) of consolidated
     subsidiary                                                             83           (92)
Change in assets and liabilities:
   Decrease in accounts receivable                                       6,997         4,223
   Decrease in prepaid expenses and other
     current assets                                                        504           496
   Decrease in other assets                                                171           145
   Increase (decrease) in accounts payable                                 214        (1,038)
   Decrease in accrued expenses                                         (1,833)       (3,588)
   Decrease in deferred revenues                                        (1,961)       (1,819)
                                                                     ------------   -----------

  Net cash provided by operating activities                             10,244         3,750
                                                                     ------------   -----------

Cash flows from investing activities:
  Purchase and development of computer software                         (3,413)       (5,040)
  Purchase of equipment and improvements                                  (617)         (373)
  Repurchase of common stock                                            (3,465)        - - -
  Repurchase of preferred stock                                           (675)        - - -
  Purchase of minority interest                                           (454)        - - -
                                                                     ------------   -----------

  Net cash used by investing activities                                 (8,624)       (5,413)
                                                                     ------------   -----------

Cash flows from financing activities:
 Proceeds from short-term borrowings                                     - - -         9,772
 Reduction of short-term borrowings                                      - - -        (8,986)
 Proceeds from exercise of stock options                                   161            12
 Proceeds from long-term debt                                            - - -           199
 Payments of long-term debt                                               (106)          (64)
 Dividends paid on preferred stock                                         (89)          (89)
                                                                     ------------   -----------

 Net cash used in financing activities                                     (34)          844
                                                                     ------------   -----------

Net decrease in cash and cash equivalents                                1,586          (819)

Effect of currency translation on cash                                     (17)          (18)

Cash and cash equivalents at beginning of period                         3,683         1,629
                                                                     ------------   -----------

Cash and cash equivalents at end of period                        $      5,252   $       792
                                                                     ============   ===========


See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The financial statements for the three and six months ended September 30, 1998 and 1997 are unaudited. These are the financial statements for the entity formerly doing business as COMNET Corporation (see footnote #2). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results for the year ending March 31, 1999. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1998, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of Group 1 Software, Inc. (formerly doing business as COMNET Corporation) and its subsidiaries.

2. Acquisition of Minority Interest

   On September 25, 1998, the Company acquired the minority interest held by Group 1 Software, Inc.(Group 1) minority shareholders for a total purchase price of $9,899,000. The composition of the purchase price included the issuance of 930,000 shares of the Company's common stock plus direct acquisition costs of $454,000. The Company issued 930,000 shares to Group 1's minority shareholders at an exchange ratio of 1.15 shares of common stock for each share of Group 1 subsidiary stock. The surviving company was renamed Group 1 Software, Inc.

   The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to minority interest acquired based on its estimated fair value as shown below:

Allocation of purchase price(in thousands):
-------------------------------------------

Total purchase price                                  $9,899
Allocated fair value of minority interest              5,796
                                                       -----
Goodwill                                              $4,103
                                                      ======

Goodwill is being amortized over its useful life of 15 years.

   The operating results related to the acquired minority interest have been included in the consolidated statement of income from the date of acquisition. The proforma results below assume the acquisition occurred at the beginning of the six months ended September 30, 1998 and 1997:



                                          FOR THE SIX MONTH             FOR THE SIX MONTH
                                            PERIOD ENDED                  PERIOD ENDED
                                         SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                           (IN THOUSANDS)                (IN THOUSANDS)
                                          ----------------              ----------------


  Net revenue                               $   26,490                    $   27,234
  Operating income                                 627                          (533)
  Net income available to common
   stockholders                                    360                          (743)

Net income per share:
  Basic                                     $     0.09                    $    (0.18)
  Diluted                                   $     0.08                    $    (0.18)

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the six month periods presented, nor are they necessarily indicative of future consolidated results.

3. Repurchase of preferred and common shares

   On September 25, 1998 the Company redeemed 100,000 shares of 6% cumulative convertible preferred stock for $675,000 and repurchased 513,345 shares of common stock for $3,465,000 from Merck & Co Inc. The common shares were repurchased for the express purpose of issuance in connection with the minority interest acquisition. The excess of the carrying value of the 100,000 preferred shares above the redemption value was accounted for as permanently reinvested capital. Merck was the Company's largest shareholder with 14% of the common stock and 68% of the preferred stock.

4. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $4.1 million and $5.5 million for the six months ended September 30, 1998 and 1997, respectively.

5. Earnings per share

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, issued by the Financial Accounting Standards Board ("FASB") in February 1997, requiring dual presentation of basic and diluted per share earnings on the face of the income statement. Basic earnings per share is based on the weighted average number of shares of common stock outstanding. On a diluted basis, shares outstanding are adjusted for stock options and preferred shares for each year presented. The adoption of SFAS No. 128 did not have a material effect on the Company's financial statements. Prior years' presentations of earnings per share have been restated to conform to the guidelines of SFAS No. 128.

Calculation of dilutive earnings per share (in thousands):


                                            FOR THE THREE            FOR THE SIX MONTH
                                         MONTH PERIOD ENDED            PERIOD ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                         --------------------       --------------------
                                          1998        1997           1998        1997
                                         --------    --------       --------   ---------
  Weighted common shares
   outstanding - basic                     3,314       3,273          3,296       3,272
  Effect of dilutive securities
  Stock options                              103          26            143       - - -
  Weighted preferred shares
   outstanding                               142       - - -          - - -       - - -
                                         --------    --------       --------   ---------
  Adjusted denominator                     3,559       3,299          3,439       3,272
                                         ========    ========       ========   =========

   There were additional potentially dilutive stock options of 26,500 in the six month period ended September 30, 1997 which were not included in the loss per share calculation due to their anti-dilutive effect. There were additional potentially dilutive convertible securities of 145,000 and 147,500 in the six month periods ended September 30, 1998 and 1997 respectively, and 147,500 in the three month period ended September 30, 1997 which were not included in the earnings (loss) per share calculation due to their anti-dilutive effect.

6. Supplemental Cash Flow Information

   Non cash activities were as follows(in thousands):

                                                                       For the Six Month
                                                                   Period Ended September 30,
                                                                  -----------------------------
                                                                        1998           1997
                                                                     ------------   -----------
Non Cash Investing and Financing Activities:

   Issuance of common and treasury stock for minority interest
     acquisition                                                  $     9,444    $    - - -

   Excess of redemption value of preferred stock below carrying
     value                                                        $     1,254    $    - - -

7.    Recent Accounting Pronouncements

   During the first fiscal quarter of 1999, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of stockholders' equity.

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

The accumulated other comprehensive income activity due to foreign currency translation for the three months ended September 30, 1998 is as follows:


                                            FOR THE THREE              FOR THE SIX MONTH
                                         MONTH PERIOD ENDED               PERIOD ENDED
                                         SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                           (IN THOUSANDS)                (IN THOUSANDS)
                                          ----------------              ----------------
  Beginning balance                         $      250                    $      287
  Current period change                             58                            21
                                              ---------                     ---------
  Ending balance                            $      308                    $      308
                                              =========                     =========



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

   In the first fiscal quarter of fiscal 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOPs, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the quarter and the Company is continuing to evaluate the impact on the Company's financial condition or results of operations in future periods.

8. Certain prior year amounts have been restated to conform with the current year presentation.

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

For the quarters ending September 30, 1998 and 1997 the Company had revenues of $14.6 million and $15.4 million, respectively. Net earnings available to common stockholders for the quarter ended September 30, 1998 were $0.37 million or $0.11 diluted earnings per share compared with net earnings of $0.44 million or $0.13 diluted earnings per share in the same quarter of fiscal 1998. For the six months ended September 30, 1998 the Company's revenue was $26.5 million, a decrease of 3% from revenue of $27.2 million the prior year period. The Company's net earnings for the six month period were $0.41 million or $0.12 diluted earnings per share compared with a net loss of $0.51 million or $0.16 diluted loss per share in the prior year. The increase in profitability for the six month period is primarily due to increased sales of Electronic Document System software along with savings associated with the new licensing arrangements for the WorldTrak and Micro products which resulted in lower selling, marketing and administrative costs.

Software license fees and related revenues of $7.1 million for the second fiscal quarter decreased 15% from the prior year period. As a percent of total revenue, second quarter software licenses and related revenues was 49% in fiscal 1999 compared with 55% in fiscal 1998. For the six month period, software license fees and related revenues of $11.7 million were 13% below the prior year period. The decrease was due to lower license revenue from Mailing Efficiency and Database Marketing products partially offset by higher license revenues from our Electronic Document System products. The second quarter of the prior year included $1.7 million in license fees received from the single largest order in the Company's history.

License fees from Electronic Document Systems increased 59% in the fiscal second quarter over the same period the prior year. For the six month period ended September 30, 1998, Electronic Document Systems licenses increased 81% over the comparable period the prior year. Sales of these products increased in both international and domestic markets.

License fees from Database Marketing Products decreased by 52% compared to the same period in the prior year. For the six month period ended September 30, 1998, Database Marketing licenses decreased 77% over the comparable period the prior year. The decrease was due to lower sales throughout the product line. The second quarter of the prior year included $0.4 million of the $1.7 million order discussed above.

The Company's Large Systems Mailing Efficiency software license fees for the fiscal second quarter decreased 19% over the same period in the prior year. For the six month period ended September 30, 1998, Mailing Efficiency revenues decreased 16% over the comparable period in the prior year. This decrease was due to lower sales of Open System and Mainframe products. The second quarter of the prior year included $1.4 million of the large order discussed above.

Maintenance and service revenue of $7.4 million for the quarter increased 6% over the prior year period. For the six month period, maintenance and service revenue of $14.8 million was 7% above the comparable period in the prior year. Maintenance and other revenue accounted for 51% and 56% of total revenue for the quarter and six months ended September 30, 1998 compared with 45% and 51%, respectively in the prior year. The increase in percentage of revenue from maintenance and service is due to the impact on the prior year of the large contract discussed above. Recognized maintenance fees included in maintenance and service revenue, were $5.7 million and $11.3 million for the quarter and six months ended September 30, 1998, increases of 7% and 8% over the comparable periods in the prior year. Professional and educational service revenue of $1.8 million and $3.5 million for the quarter and six months ended September 30, 1998, were 3% and 5% over the comparable periods in the prior year.

During the fiscal second quarter, total operating costs of $13.9 million amounted to 95% of revenue compared with $14.3 million or 93% of revenue during the same period the prior year. For the six months ended September 30, 1998, total operating costs of $25.7 million were 97% of revenue as compared with $27.6 million or 101% of revenue in the prior year.

Software license expense decreased to $2.7 million for the three months ended September 30, 1998, from $2.8 million in the prior year period, representing 37% and 33% of software license fees and related revenue, respectively. The decrease in cost is predominately due to lower royalty expense partially offset by higher amortization. For the six months ended September 30, 1998 and 1997, software license expense represented 40% and 36% of software license and related revenue respectively. The increase as a percentage of revenue for the quarter and the six month period is due to lower license revenue in both periods.

Maintenance and service expense decreased to $3.0 million in the current quarter from $3.3 million the comparable period in fiscal 1998, representing 41% and 47% of maintenance and service revenue, respectively. For the six months ended September 30, 1998 and 1997, maintenance and service expense represented 40% and 48% of maintenance and service revenue, respectively. The decrease in expense can be primarily attributed to the new distribution agreement for the Micro products which resulted in lower fulfillment costs.

Included in maintenance and service expense above are professional and educational service costs of $1.4 million which were 81% of professional service and education revenue for the second quarter compared with $1.3 million or 75% for the comparable period in the prior year. For the six months ended September 30, 1998, professional and educational service costs were $3.5 million or 75% of professional service revenue compared with $3.3 million or 81% in the prior year. The increase in expense as a percent of revenue for the quarter can be attributed to lower revenue from traditional products partially offset by higher revenue in Electronic Document Printing professional services. The decrease in expense as a percent of revenue for the six month period can be attributed to lower costs due to the WorldTrak licensing arrangement and the completion of a low margin contract during the six months ended September 30, 1997, along with higher margins associated with Electronic Document Systems services and education.

Costs of maintenance were $1.6 million for the second fiscal quarter of 1999 representing 28% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $2.0 million or 37% of maintenance revenue. For the six month period ended September 30, 1998, maintenance costs of $3.2 million were 29% of maintenance revenue compared with $3.9 million or 37% in the comparable period of the prior year. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base along with cost savings associated with the licensing agreement for the Micro products.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.6 million for the second fiscal quarter of both 1999 and 1998. These same costs were $1.2 million and $1.3 million for the six month periods ending September 30, 1998 and 1997, respectively. The Company expects these costs to remain relatively close to their current levels in the foreseeable future.

Selling and marketing expenses totaled $5.0 million or 34% of revenue in the second quarter of fiscal 1999 and $5.2 million or 34% in the prior year same period. For the six month period, selling and marketing expense was $9.3 million or 35%, and $10.4 million or 38% for fiscal 1999 and 1998, respectively. The decrease in cost as a percent of revenue for the six month period versus the prior year same period was due to lower incentive compensation associated with lower license fees, along with lower costs from the new distribution agreements for the WorldTrak and Micro products.

General and administrative expenses were $1.8 million or 13% of total revenue compared with $1.7 million or 11% of revenue for the three months ended September 30, 1998 and 1997, respectively. For the six month period ending September 30, general and administrative costs were $3.5 million or 13% for both 1998 and 1997.

The provision for doubtful accounts was $0.7 million for the second fiscal quarter of both 1999 and 1998, and represented 5% of revenue in both periods. For the six month periods ending September 30, 1998 and 1997, the provision for doubtful accounts was $1.1 million or 4% of revenue.

Net non-operating income was $60,400 for the quarter ended September 30, 1998 as compared with net non-operating expense of $145,200 for the same period the prior year. For the six month period ended September 30, 1998 and 1997 respectively, net non-operating income was $116,900 versus net non-operating expense of $314,400. This increase represents lower interest expense due to no borrowings under Group 1's line of credit in the current period versus average borrowings of $6.9 million in the same period of the prior year along with higher interest income from higher cash reserves compared to the prior year period of fiscal 1998.

The Company's effective tax rate was 37% and (27%) for the six month period ending September 30, 1998 and 1997, respectively. The current years rate is the net effect of a 34% effective tax rate on foreign taxable income and a (25%) effective rate on domestic taxable loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $2.7 million at September 30, 1998, as compared with $6.7 million at March 31, 1998. The current ratio was 1.1 to 1 at September 30, 1998 and 1.2 to 1 at March 31, 1998. The decrease in working capital is attributed to the Company's buy back of 14% of its outstanding shares of common stock and 100,000 shares of preferred stock, which represented a $4.1 million expenditure in total.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with Crestar Bank, expiring October 31, 1999. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and, among other things, requires Group 1 to maintain an EBIT to interest ratio of at least 5 to 1; a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 4 to 1; cash flow from operations to debt service ratio of at least 1.35 to 1 and a current ratio of at least 1 to 1. At September 30, 1998, and at March 31, 1998 there were no borrowings outstanding under the line of credit.

For the six months ended September 30, 1998, net income of $0.5 million plus non-cash expenses of $5.7 million provided a total of $6.2 million cash from operating activities. This amount was increased by cash provided by working capital items totaling $4.0 million resulting in net cash provided by operating activities of $10.2 million. The cash provided by working capital items includes a $7.0 million decrease in accounts receivable, offset by a $2.0 million decrease in deferred revenue, a $1.8 million decrease in accrued expenses and $0.8 million provided by other working capital items. The decrease in accounts receivable is due to increased cash collections along with lower sales. Investment in purchased and developed software of $3.4 million, and capital equipment of $0.6 million, in addition to the $4.6 million repurchase of the Company's stock and minority interest, resulted in $8.6 million used by investing activities. $34,000 was used in financing activities.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to three years after a minimum down payment of 10% to 12% of the principal amount of the contract. Installment receivables included in accounts receivable were $7.0 million and $8.0 million at September 30, 1998 and March 31, 1998, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $4.8 million, or 68% of the installment receivables at September 30, 1998. Group 1 is aware of no current market risk associated with the installment receivables.

As of September 30, 1998, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt service, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term foreseeable liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities.

OTHER MATTERS

The Year 2000 Issue

The year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems used by, and licensed by, Group 1 Software, use only two digits to identify a year in the data field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century.

In 1997, we formed two special task forces:

The first task force was established to identify and evaluate our internal systems and applications that may be affected by the year 2000 issue; modify or replace those systems and applications so they will work properly in the year 2000, and communicate with our suppliers to make sure they are prepared for the year 2000.

The second task force was established to evaluate the products sold by us, to determine whether they will function as designed on and after the Year 2000.

We have identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to have our internal systems and applications ready for the year 2000 by mid-1999 and to have all of the products licensed by us Year 2000 compliant by December 1998. We do not expect the costs to address the year 2000 issue to be material to the Company's financial condition.

Merger of COMNET Corporation and Group 1 Software, Inc.

On September 25, 1998, the shareholders of COMNET Corporation and Group 1 Software, Inc. both approved the proposed merger of Group 1 into COMNET. As a result of the merger, COMNET common stock was issued to Group 1's minority shareholders at an exchange ratio of 1.15 shares of COMNET for each share of Group 1 stock. This transaction increased the total number of outstanding shares for the Company to 3,712,000. The surviving company was renamed Group 1 Software, Inc. The merger was accounted for under purchase accounting and $4.1 million of identifiable intangible assets were recorded which is being amortized over its useful life of 15 years.

Stock Repurchase from Merck & Co Inc.

By agreement dated September 24, 1998, the Company repurchased 513,345 shares of common stock and redeemed 100,000 shares of its 6 percent cumulative convertible preferred stock from Merck & Co Inc. The total cost to COMNET of the repurchase was $4.1 million. Merck was Group 1's largest shareholder with

14% of the common stock and 68% of the preferred stock. The common stock was issued in connection with the acquisition of the minority interest.

Recent Accounting Pronouncements

During the first fiscal quarter of 1999, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of Stockholders' Equity.

In the first fiscal quarter of fiscal 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software. The adoption of the SOPs, may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1. The adoption of SOP 97-2 did not have a material effect during the first quarter of FY 1999 and the Company does not expect there to be a material impact on the Company's financial condition or results of operations in the foreseeable future.

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

                                  PART II OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's most recent annual shareholder meeting held on September 25, 1998:

          1. To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated June 23, 1998, by and between COMNET Corporation and Group 1 Software, Inc. providing for the merger of Group 1 with and into COMNET:

                  FOR               AGAINST                 ABSTAIN
               2,531,091             2,419                   2,353

          2. To amend COMNET's Certificate of Incorporation to increase the number of shares of Common Stock COMNET is authorized to issue from 10 million to 14 million:

                  FOR               AGAINST                 ABSTAIN
               3,199,419            27,890                   4,048

          3. To elect three directors to hold office until the third annual meeting of stockholders of the COMNET following their election and until the election and qualification of their successors:

               NOMINEES               FOR              WITHHELD AUTHORITY
               Charles J. Sindelar  3,222,613                8,743
               James P. Marden      3,222,613                8,743
               Charles A. Mele      3,222,613                8,743

          4. To amend the COMNET 1995 Non-Employee Directors' Stock Option Plan to increase the number of authorized shares of COMNET Common Stock that may be granted under that plan to 300,000:

                  FOR               AGAINST                 ABSTAIN
               3,071,549            146,367                  13,440

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        No filings on Form 8-K have been made during the quarter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Group 1 Software, Inc.

Date: November 16, 1998

                                                      /s/ Mark Funston
                                                      Mark Funston
                                                      Chief Financial Officer