Form 10-Q
period 1998-12-31
GROUP ONE SOFTWARE INC
filed 1999-02-16
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     ......................................


                                    FORM 10Q


               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



For the Quarter Ended December 31, 1998            Commission file number 0-6355



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


     YES       X                               NO
        ---------------                          ---------------




                                               Shares Outstanding Effective
Class                                          February 12, 1999
----------------------------                   -----------------------------
Common Stock, $.50 par value                   3,724,105

                             Group 1 Software, Inc.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                            December 31,       March 31,
                                                                               1998              1998
                                                                            (Unaudited)        (Audited)
                                                                            -----------        ---------
ASSETS

Current assets:
  Cash and cash equivalents                                               $    7,014        $     3,683
  Trade and installment accounts receivable, less
    allowance of $3,436 and $3,603                                            21,958             27,233
  Deferred income taxes                                                        3,112              3,408
  Prepaid expenses and other current assets                                    3,236              3,086
                                                                          ------------      -------------

  Total current assets                                                        35,320             37,410
                                                                          ------------      -------------

Installment accounts receivable, long-term                                     2,686              3,810
Property and equipment, net                                                    3,640              3,544
Computer software, net                                                        22,520             23,359
Goodwill, net                                                                  5,303              1,286
Other assets                                                                     499              1,221
                                                                          ------------      -------------

  Total assets                                                            $   69,968        $    70,630
                                                                          ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    2,103        $     2,099
  Current portion of long-term debt                                               74                157
  Accrued expenses                                                             4,984              6,279
  Accrued compensation                                                         4,803              4,699
  Current deferred revenues                                                   18,569             17,484
                                                                          ------------      -------------
  Total current liabilities                                                   30,533             30,718
                                                                          ------------      -------------

Long-term debt, net of current portion                                           223                389
Deferred revenues, long-term                                                   2,542              3,653
Deferred income taxes                                                          2,769              3,029
Minority interest in net earnings of consolidated subsidiary                  -  -  -             5,683
                                                                          ------------      -------------

  Total liabilities                                                           36,067             43,472
                                                                          ------------      -------------
Commitments and contingent liabilities

Stockholders' equity:
6% cumulative convertible preferred stock, $0.25 par value;
   48 and 148 shares issued and outstanding                                      916              2,846
Common stock, $0.50 par value; 14,000 shares authorized;
    4,040 and 3,594 issued and outstanding                                     2,020              1,797
Capital contributed in excess of par value                                    24,993             17,763
Retained earnings                                                              7,710              6,480
Accumulated other comprehensive income                                           277                287
                                                                          ------------      -------------
                                                                              35,916             29,173
Less treasury stock at cost, 317 shares                                       (2,015)            (2,015)
                                                                          ------------      -------------

  Total stockholders' equity                                                  33,901             27,158
                                                                          ------------      -------------

Total liabilities and stockholders' equity                                $   69,968        $    70,630
                                                                          ============      =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED


                                                      FOR THE THREE MONTH PERIOD       FOR THE NINE MONTH PERIOD
                                                          ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                      --------------------------      --------------------------
                                                         1998           1997              1998          1997
                                                      ----------     -----------      ------------   -----------
Revenue:
  Software licenses and related revenue              $   9,377     $     8,989       $     21,082  $    22,425
  Maintenance and service revenue                        8,599           6,870             23,384       20,668
                                                      ----------     -----------      ------------   -----------

    Total revenue                                       17,976          15,859             44,466       43,093
                                                      ----------     -----------      ------------   -----------

Costs and expenses:
  Software license expenses                              3,194           2,774              7,923        7,569
  Maintenance and service expenses                       3,256           2,920              9,124        9,540
  Research, development and indirect support               674             822              1,893        2,099
  Selling and marketing                                  5,997           5,210             15,313       15,576
  General and administrative                             2,443           2,118              5,936        5,587
  Provision for doubtful accounts receivable             1,100           1,000              2,205        2,105
                                                      ----------     -----------      ------------   -----------

    Total costs and expenses                            16,664          14,844             42,394       42,476
                                                      ----------     -----------      ------------   -----------

Operating income                                         1,312           1,015              2,072          617


Non operating income (expense):
  Interest income                                           85              34                283           41
  Other non-operating                                      (42)           (138)              (123)        (459)
                                                      ----------     -----------      ------------   -----------


Total non-operating income (expense)                        43            (104)               160         (418)


Earnings before provision for income taxes and
    minority interest                                    1,355             911              2,232          199


Provision for income taxes                                 521             356                847          163


Minority interest                                        - - -             132                 83           40
                                                      ----------     -----------      ------------   -----------

Net income (loss)                                          834             423              1,302           (4)


Preferred stock dividend requirements                       14              44                 72          133
                                                      ----------     -----------      ------------   -----------

Net income (loss) available to common
    stockholders                                     $     820     $       379       $      1,230  $      (137)
                                                      ==========     ===========      ============   ===========

Basic earnings (loss) per share of common stock      $    0.22     $      0.12       $       0.36  $     (0.04)
                                                      ==========     ===========      ============   ===========

Diluted earnings (loss) per share of common          $    0.22     $      0.12       $       0.35  $     (0.04)
    stock
                                                      ==========     ===========      ============   ===========

Basic weighted average number of common shares
    outstanding                                          3,719           3,275              3,437        3,273
                                                      ==========     ===========      ============   ===========

Diluted weighted average number of common and
    common equivalent shares outstanding                 3,798           3,292              3,505        3,273
                                                      ==========     ===========      ============   ===========

See notes to consolidated financial statements.


                             GROUP 1 SOFTWARE, INC.
                             CONDENSED CONSOLIDATED
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   UNAUDITED




                                                      FOR THE THREE MONTH PERIOD        FOR THE NINE MONTH PERIOD
                                                          ENDED DECEMBER 31,               ENDED DECEMBER 31,
                                                      --------------------------        -------------------------
                                                         1998           1997              1998          1997
                                                      ----------   -------------        ---------    ------------
Net income (loss) available to common
    stockholders                                     $      820    $       379       $      1,230  $     (137)

Foreign currency translation adjustment                     (31)            44                (10)       (255)
                                                      ----------   -------------        ---------    ------------

Comprehensive income (loss)                          $      789    $       423       $      1,220  $     (392)
                                                      ==========   =============        =========    ============

See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                                                               For the Nine-Month
                                                                                             Period Ended December 31,
                                                                                       --------------------------------
                                                                                                   1998          1997
                                                                                               -----------   ----------
Cash flows from operating activities:
Net earnings (loss)                                                                             $  1,302     $     (4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
   Amortization expense                                                                            6,426        5,338
   Depreciation expense                                                                              951          776
   Provision for doubtful accounts receivable                                                      2,205        2,105
   Deferred income taxes                                                                              36          893
   Gain on disposal of assets                                                                      - - -           13
   Minority interest in earnings of consolidated subsidiary                                           83           40
Change in assets and liabilities:
   Decrease in accounts receivable                                                                 4,191        4,607
   Decrease in prepaid expenses and other
      current assets                                                                                  21          649
   Decrease in other assets                                                                          160           27
   Increase (decrease) in accounts payable                                                             4       (1,348)
   Decrease in accrued expenses                                                                     (610)      (3,025)
   Decrease in deferred revenues                                                                    (327)      (1,543)
                                                                                               -----------   ----------

  Net cash provided by operating activities                                                       14,442        8,528
                                                                                               -----------   ----------
Cash flows from investing activities:
  Purchase and development of computer software                                                   (5,282)      (6,821)
  Purchase of equipment and improvements                                                          (1,093)        (589)
  Repurchase of common stock                                                                      (3,465)       - - -
  Repurchase of preferred stock                                                                     (675)       - - -
  Purchase of minority interest                                                                     (454)       - - -
                                                                                               -----------   ----------
  Net cash used by investing activities                                                          (10,969)      (7,410)
                                                                                               -----------   ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                                               - - -       11,854
 Reduction of short-term borrowings                                                                - - -      (13,868)
 Proceeds from exercise of stock options                                                             220           26
 Proceeds from long-term debt                                                                      - - -          199
 Payments of long-term debt                                                                         (249)         (68)
 Dividends paid on preferred stock                                                                   (89)         (89)
                                                                                               -----------   ----------

 Net cash used in financing activities                                                              (118)      (1,946)
                                                                                               -----------   ----------

Net increase (decrease) in cash and cash equivalents                                               3,355         (828)

Effect of currency translation on cash                                                               (24)         (93)

Cash and cash equivalents at beginning of period                                                   3,683        1,629
                                                                                               -----------   ----------

Cash and cash equivalents at end of period                                                      $  7,014     $    708
                                                                                               ===========   ==========

See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited. These are the financial statements for the entity formerly doing business as COMNET Corporation (see Note 2). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results for the year ending March 31, 1999. The information contained in the audited financial statements and the notes thereto for the year ended March 31, 1998, should be referred to in connection with the unaudited interim financial information. Unless otherwise indicated in the discussion in these statements, the term "Company" will refer to the operations of Group 1 Software, Inc. (formerly doing business as COMNET Corporation) and its subsidiaries.


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

         The operating results related to the acquired minority interest have been included in the consolidated statement of income from the date of acquisition. The proforma results below assume the acquisition occurred at the beginning of the nine months ended December 31, 1998 and 1997:


                                                       FOR THE NINE MONTH PERIOD      FOR THE NINE MONTH PERIOD
                                                        ENDED DECEMBER 31, 1998        ENDED DECEMBER 31, 1997
                                                            (IN THOUSANDS)                  (IN THOUSANDS)
                                                       -------------------------      -------------------------
       Net revenue                                         $     44,466                      $    43,093
       Operating income                                           1,935                              412
       Net income (loss) available to common
         stockholders                                             1,176                            (302)
     Net income loss per share:
       Basic                                               $       0.30                      $    (0.03)
       Diluted                                             $       0.30                      $    (0.03)

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the nine month periods presented, nor are they necessarily indicative of future consolidated results.

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

4. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $5.8 million and $7.1 million for the nine months ended December 31, 1998 and 1997, respectively.

5.       Earnings per share

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, issued by the Financial Accounting Standards Board ("FASB") in February 1997, requiring dual presentation of basic and diluted per share earnings on the face of the income statement. Basic earnings per share is based on the weighted average number of shares of common stock outstanding. On a diluted basis, shares outstanding are adjusted for stock options and preferred shares, if dilutive, for each year presented. The adoption of SFAS No. 128 did not have a material effect on the Company's financial statements. Prior years' presentations of earnings per share have been restated to conform to the guidelines of SFAS No. 128.

Calculation of dilutive earnings per share (in thousands):


                                                      FOR THE THREE MONTH PERIOD     FOR THE NINE MONTH PERIOD
                                                         ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                      --------------------------     -------------------------
                                                         1998           1997            1998           1997
                                                      ---------      -----------     -----------    ----------
Weighted common shares outstanding - basic              3,719            3,275            3,437         3,273
Effect of dilutive securities
Stock options                                              79               17               68       -  -  -
Weighted preferred shares outstanding                 -  -  -          -  -  -          -  -  -       -  -  -
                                                      ---------      -----------     -----------    ----------
Adjusted denominator                                    3,798            3,292            3,505         3,273
                                                      =========      ===========     ===========    ==========


         There were additional potentially dilutive stock options of 163,900 in the nine month period ended December 31, 1997 which were not included in the loss per share calculation due to their anti-dilutive effect. There were additional potentially dilutive convertible securities of 47,500 and 147,500 in the three month periods ended December 31, 1998 and 1997 respectively, and 112,300 and 147,500 in the nine month periods ended December 31, 1998 and 1997 respectively which were not included in the earnings (loss) per share calculation due to their anti-dilutive effect.

6.       Supplemental Cash Flow Information

         Non cash activities were as follows(in thousands):

                                                                                              For the Nine Month
                                                                                            Period Ended December 31,
                                                                                        ------------------------------
                                                                                            1998               1997
                                                                                         ----------         ----------
Non Cash Investing and Financing Activities:

   Issuance of common and treasury stock for minority interest acquisition                 $   9,444        $   - - -

   Excess of redemption value of preferred stock below carrying value                      $   1,254        $   - - -


7.       Recent Accounting Pronouncements

         During the first fiscal quarter of 1999, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income is a more inclusive financial reporting methodology that includes changes in the balances of items that are reported directly as a separate component of stockholders' equity.

         The accumulated other comprehensive income activity due to foreign currency translation for the three months ended December 31, 1998 is as follows:


                                FOR THE THREE MONTH PERIOD              FOR THE NINE MONTH PERIOD
                                 ENDED DECEMBER 31, 1998                 ENDED DECEMBER 31, 1998
                                     (IN THOUSANDS)                          (IN THOUSANDS)
                                 -----------------------                 -----------------------
Beginning balance                   $      308                                $    287
Current period change                      (31)                                    (10)
                                         -------                                  -----
Ending balance                      $      277                                $    277
                                         =======                                  =====

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

       ("AICPA") issued Statement of position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Modification of SOP 97-2, Software Revenue Recognition," with respect to certain transactions. Management is currently assessing the impact, if any, that SOP 98-9 will have on its current licensing and revenue recognition practices. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and nine months ended December 31, 1998. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance on the SOP's.

8. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

For the quarters ending December 31, 1998 and 1997 the Company had revenues of $18.0 million and $15.9 million, respectively. Net earnings available to common stockholders for the quarter ended December 31, 1998 were $0.8 million or $0.22 diluted earnings per share compared with net earnings of $0.4 million or $0.12 diluted earnings per share in the same quarter of fiscal 1998. For the nine months ended December 31, 1998 the Company's revenue was $44.5 million, an increase of 3% from revenue of $43.1 million the prior year period. The Company's net earnings for the nine month period were $1.2 million or $0.35 diluted earnings per share compared with a net loss of $0.1 million or $0.04 diluted loss per share in the prior year. The increase in profitability for the nine month period is primarily due to increased sales of Electronic Document System software along with lower royalty expense on sales of third party software and savings associated with the new licensing arrangements for the WorldTrak and Micro products which resulted in lower selling, marketing and administrative costs.

Software license fees and related revenues of $9.4 million for the third fiscal quarter increased 4% from the prior year period. As a percent of total revenue, third quarter software licenses and related revenues was 52% in fiscal 1999 compared with 57% in fiscal 1998. For the nine month period, software license fees and related revenues of $21.1 million were 6% below the prior year period. The decrease for the nine month period was due to lower sales of Database marketing products partially offset by higher sales of Electronic Document System products.

License fees from Electronic Document Systems decreased 3% in the fiscal third quarter over the same period the prior year. For the nine month period ended December 31, 1998, Electronic Document Systems licenses increased 33% over the comparable period the prior year. The increase was due to higher domestic sales offset by slightly lower sales internationally.

For the quarter ended December 31, license fees from Database Marketing Products decreased by 21% compared to the same period in the prior year. For the nine month period ended December 31, 1998, Database Marketing licenses decreased 59% over the comparable period the prior year. The decrease was primarily due to lower sales of the Nadis and Model 1 products. The company has shifted its emphasis in database marketing from sales of tools to sales of solutions. Although recognizable license fees for database marketing products are down compared to last year, the Company closed $1.6 million in contracts for database marketing solutions during the third quarter which will be recognized on the percentage of completion basis as work is performed.

The Company's Large Systems Mailing Efficiency software license fees for the fiscal third quarter increased 45% over the same period in the prior year. For the nine month period ended December 31, 1998, Mailing Efficiency revenues increased 15% over the comparable period in the prior year. This increase was due to higher sales of the Company's core Code 1 Plus product.

Maintenance and service revenue of $8.6 million for the quarter increased 25% over the prior year period. For the nine month period, maintenance and service revenue of $23.4 million was 13% above the comparable period in the prior year. Maintenance and service revenue accounted for 48% and 53% of total revenue for the quarter and nine months ended December 31, 1998 compared with 43% and 48%, respectively in the prior year. The increase in percentage of revenue from maintenance and service is primarily due to increased services revenue. Recognized maintenance fees included in maintenance and service revenue, were $6.4 million and $17.7 million for the quarter and nine months ended December 31, 1998, increases of 19% and 12% over the comparable periods in the prior year. Professional and educational service revenue of $2.2 million and $5.7 million for the quarter and nine months ended December 31, 1998, were 32% and 18% over the comparable periods in the prior year. The increase in service revenue is primarily due to higher services associated with the DOC 1 product line.

During the fiscal third quarter, total operating costs of $16.7 million amounted to 93% of revenue compared with $14.8 million or 94% of revenue during the same period the prior year. For the nine months ended December 31, 1998, total operating costs of $42.4 million were 95% of revenue as compared with $42.5 million or 99% of revenue in the prior year.

Software license expense increased to $3.2 million for the three months ended December 31, 1998, from $2.8 million in the prior year period, representing 34% and 31% of software license fees and related revenue, respectively. For the nine months ended December 31, 1998 and 1997, software license expense represented 38% and 34% of software license and related revenue respectively. The increase as a percentage of revenue for the quarter is primarily due to higher amortization expense. For the nine month period, the increase is primarily due to lower license revenues.

Maintenance and service expense increased to $3.3 million in the current quarter from $2.9 million the comparable period in fiscal 1998, representing 38% and 43% of maintenance and service revenue, respectively. For the nine months ended December 31, 1998 and 1997, maintenance and service expense represented 39% and 46% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue can be attributed to lower fulfillment costs along with higher maintenance and service revenues.

Included in maintenance and service expense above are professional and educational service costs of $1.7 million which were 76% of professional service and education revenue for the third quarter compared with $1.1 million or 72% for the comparable period in the prior year. For the nine months ended December 31, 1998, professional and educational service costs were $4.3 million or 76% of professional service revenue compared with $3.8 million or 78% in the prior year. The increase in expense as a percent of revenue for the quarter can be attributed to the high cost of third party resources used to perform services associated with the Electronic Document Systems products. The decrease in expense as a percent of revenue for the nine months period can be attributed to lower costs due to the WorldTrak licensing arrangement and the completion of a low margin contract during the nine months ended December 31, 1997.

Costs of maintenance were $1.6 million for the third fiscal quarter of 1999 representing 25% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.8 million or 33% of maintenance revenue. For the nine month period ended December 31, 1998, maintenance costs of $4.8 million were 27% of maintenance revenue compared with $5.6 million or 36% in the comparable period of the prior year. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base along with cost savings associated with the licensing agreement for the Micro products.

Research, development and indirect support expenses (after capitalization of certain development costs) totaled $0.7 million for the third fiscal quarter of 1999 and $0.8 million for the same period of fiscal 1998. These same costs were $1.9 million and $2.1 million for the nine month periods ending December 31, 1998 and 1997, respectively. The Company expects these costs to remain relatively close to their current levels in the foreseeable future.

Selling and marketing expenses totaled $6.0 million or 33% of revenue in the third quarter of fiscal 1999 and $5.2 million or 33% in the prior year same period. For the nine month period, selling and marketing expense was $15.3 million or 34%, and $15.6 million or 36% for fiscal 1999 and 1998, respectively. The decrease in cost as a percent of revenue for the nine month period versus the prior year same period was due to higher revenue, along with lower costs from the new distribution agreements for the WorldTrak and Micro products.

General and administrative expenses were $2.4 million or 14% of total revenue compared with $2.1 million or 13% of revenue for the three months ended December 31, 1998 and 1997, respectively. For the nine month period ending December 31, 1998 general and administrative costs were $5.9 million or 13%, compared to $5.6 million or 13% in the prior year.

The provision for doubtful accounts was $1.1 million for the third fiscal quarter of 1999 and $1.0 million for the same quarter of 1998, and represented 6% of revenue in both periods. For the nine month periods ending December 31, 1998 and 1997, the provision for doubtful accounts was $2.2 million or 5% of revenue and $2.1 million or 5% of revenue respectively.

Net non-operating income was $43,000 for the quarter ended December 31, 1998 as compared with net non-operating expense of $104,000 for the same period the prior year. For the nine month period ended December 31, 1998 and 1997 respectively, net non-operating income was $160,000 versus net non-operating expense of $418,000. This increase represents lower interest expense due to no borrowings under Group 1's line of credit in the current period versus average borrowings of $6.4 million in the same period of the prior year along with higher interest income from higher cash reserves compared to the prior year period of fiscal 1998.

The Company's effective tax rate was 38% and (82%) for the nine month period ending December 31, 1998 and 1997, respectively. The current year's rate is the net effect of a 34% effective tax rate on foreign taxable income and a $37,000 provision on domestic taxable loss.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $4.8 million at December 31, 1998, as compared with $6.7 million at March 31, 1998. The current ratio was 1.2 to 1 at both December 31, 1998 and March 31, 1998. The decrease in working capital is attributed to the Company's buy back of 14% of its outstanding shares of common stock and 100,000 shares of preferred stock, which represented a $4.1 million expenditure in total.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with Crestar Bank, expiring October 31, 1999. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and, among other things, requires Group 1 to maintain an EBIT to interest ratio of at least 5 to 1; a total liabilities to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of no more than 4 to 1; cash flow from operations to debt service ratio of at least 1.35 to 1 and a current ratio of at least 1 to
1. At December 31, 1998, and at March 31, 1998 there were no borrowings outstanding under the line of credit.

For the nine months ended December 31, 1998, net income of $1.3 million plus non-cash expenses of $9.7 million provided a total of $11.0 million cash from operating activities. This amount was increased by cash provided by working capital items totaling $3.4 million resulting in net cash provided by operating activities of $14.4 million. The cash provided by working capital items includes a $4.2 million decrease in accounts receivable, offset by a $0.3 million decrease in deferred revenue, a $0.6 million decrease in accrued expenses and $0.1 million provided by other working capital items. The decrease in accounts receivable is due to increased cash collections along with lower sales. Investment in purchased and developed software of $5.3 million, and capital equipment of $1.1 million, in addition to the $4.6 million repurchase of the Company's stock and minority interest, resulted in $11.0 million used by investing activities. $0.1 million was used in financing activities.

Group 1's practice of accepting license agreements under installment payment arrangements substantially increases its working capital requirements. Generally, these arrangements are for a period of one to three years after a minimum down payment of 10% to 12% of the principal amount of the contract. Installment receivables included in accounts receivable were $6.7 million and $8.0 million at December 31, 1998 and March 31, 1998, respectively. The installment receivable balance, in addition to Group 1's policy of offering competitive trade terms for payment, make it difficult to portray accurately a relationship between the outstanding accounts receivable balance and the current period revenues.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as the concentration of receivables within industry groups. Group 1's installment receivables are predominately with service bureau clients who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Company. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefits of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from Group 1. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. Service bureau clients represent approximately $4.9 million, or 73% of the installment receivables at December 31, 1998. Group 1 is aware of no current market risk associated with the installment receivables.

As of December 31, 1998, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current debt service, minimum lease obligations and other short-term liquidity needs can be met from cash flows from operations and current credit facilities. The Company believes that its long-term foreseeable liquidity needs, principally for continuing investment in capitalized software development costs, can be funded from operations and current credit facilities.

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

We have identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. We plan to have our internal systems and applications ready for the year 2000 by mid-1999 and currently have nearly all of the products licensed by us Year 2000 compliant. We do not expect the costs to address the year 2000 issue to be material to the Company's financial condition.

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

("AICPA") issued Statement of position No. 97-2 ("SOP 97-2"), "Software
Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Modification of SOP 97-2, Software Revenue Recognition," with respect to certain transactions. Management is currently assessing the impact, if any, that SOP 98-9 will have on its current licensing and revenue recognition practices. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and nine months ended December 31, 1998. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance on the SOP's.

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

                           PART II  OTHER INFORMATION



Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.
        NONE


Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        No filings on Form 8-K have been made during the quarter

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Group 1 Software, Inc.




Date: February 16, 1999
                                                     /s/ Mark Funston
                                                     Mark Funston
                                                     Chief Financial Officer