Form 10-K
period 1999-03-31
GROUP 1 SOFTWARE INC
filed 1999-06-29
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----             OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ___ to ___

                          Commission file number 0-6355

                             GROUP 1 SOFTWARE, INC.
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

                                  YES X  NO
                                     ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1999 was $32,596,288.

The number of shares of the Registrant's Common Stock outstanding on June 23, 1999 was 3,725,290.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 1999 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

       On September 25, 1998, the shareholders of COMNET ("COMNET") Corporation and Group 1 Software, Inc. both approved the proposed merger of Group 1 Software, Inc. into COMNET. The surviving company was renamed Group 1 Software, Inc. (see Note 2 to the Consolidated Financial Statements). Group 1 Software, Inc., formerly known as COMNET Corporation, and its wholly owned subsidiaries ("Group 1") develops, manufactures, licenses, sells and supports software products for specialized marketing, printing and mail management applications. Group 1 markets a broad range of software solutions in each of three major categories: Electronic Document Systems, Mailing Efficiency/Data Quality and Database Marketing. The operating systems utilized for Group 1's products vary as to category. Database Marketing products operate in a client/server architecture with server support for UNIX or Windows NT (NT) and with client support in Windows 3.x, 95, 98 and NT. Electronic Document Systems run under MVS and OS/400, as well as under UNIX , IBM OS/2 and NT. Mailing Efficiency products run on IBM and IBM compatible mainframe computers, IBM AS/400, Digital, UNIX, NT and IBM OS/2 platforms. Group 1's Electronic Document Systems support Kodak, IBM and Xerox print architectures (AFP and Metacode) for high-speed, high-volume production laser printing.

       Group 1 distributes all of its products in North America and certain of its products throughout the world. Group 1 believes it is a leading vendor of Mailing Efficiency and Electronic Document System software products in North America.

       Group 1's software products serve the needs of a wide variety of clients, including those in the financial, insurance, utility, telecommunications, manufacturing, retailing, hospitality, publishing and mail order industries, plus service bureaus, associations and various activities of educational institutions and governmental agencies. In general, Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services to existing and potential customers by obtaining maximum postal discounts, ensuring name and address data integrity, targeting marketing campaigns, and printing high impact customer correspondence. On its own and through its wholly owned subsidiary, Group 1 Software Europe, Ltd., Group 1 provides systems for highly effective document preparation of customized forms or personalized correspondence. This is achieved through the use of advanced document design workstation software coupled with sophisticated host-based document composition software, resulting in highly targeted and individualized documents (e.g., statements, invoices, policies, direct mail). Group 1 believes that the continuing growth of database marketing, data warehousing and targeted, direct communication, together with increased postal rates and postage discounts for coded and/or sorted mail, can expand the market potential for Group 1's existing and future products.

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

       Group 1 markets its Mailing Efficiency and Database Marketing products through a direct sales force in the United States and Canada, and, where appropriate, through distributors in Europe and South America. Electronic Document Systems Products are marketed directly to its clients in the Americas, the United Kingdom, and Scandinavia and through distributors in the remainder of Europe.

MARKETS SERVED

       Group 1 markets its products within a broad span of industries to fulfill database marketing, electronic document composition and mailing efficiency data quality requirements. The Database Marketing and Mailing Efficiency/Data Quality products are managed and marketed in a single operating segment as Marketing Support Software. Included among the industry groups served by Group 1 are banking, insurance, financial services, retail, hospitality and gaming, catalog mailers, publishers, manufacturers, telecommunication companies, non-profit associations, educational institutions, fund raisers and governmental agencies. All of these industry groups use Group 1's mailing efficiency data quality systems although use by retailers, catalog mailers and publishers is particularly significant due to the large volume of heavy and expensive mail pieces typically involved. Associations, educational institutions and fundraisers are also extensive users of Group 1's list management and personalization products.

       Many industries that have adopted database marketing utilize Group 1 products to enhance name and address data quality and append demographic and geographic data to existing customer databases. Use of Group 1's modeling products provides automated predictive modeling to identify more precise buying patterns, or by clustering, identify differences in behavioral characteristics across product lines or over time allowing more effective, targeted marketing campaigns. Group 1's DataDesigns system extracts raw customer data from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of large amounts of operational data from multiple sources create a highly accurate database. The system provides the capability to query for relevant customer information and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer, as a guide to the development of stronger relationships with the more profitable customers. Group 1's DM1 database marketing system provides a customized turnkey solution incorporating many of the products discussed above.

       Information-intensive organizations are seeking automated solutions that combine their customer data with today's advanced printing technology to produce individualized, well-designed business documents. These organizations, which include banks, credit card processors, insurance companies, public utilities, health care providers, telecommunication companies and others, use Group 1's electronic document composition software and in many instances, Group 1's consulting services to generate and manage large volumes of customized statements using conditional statement logic. The format, content and language of each statement may be individually structured relative to specific information contained in each customer record; individualized marketing messages can also be incorporated. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction.

       PRODUCTS AND SERVICES

       As of March 31, 1999, Group 1 offered approximately 60 software products.

       The multi-platform electronic document composition system (DOC1) is offered with enhanced PC-based WYSIWYG technology. The system directly converts and imports IBM and Xerox laser printing resources such as fonts, images and overlays. DOC 1 can operate in centralized, or distributed, departmental or desktop environments. The DOC 1 workstation runs under OS/2 and Windows NT and the DOC 1 production engines can run under MVS, OS/2, MS-DOS, OS/400, UNIX and NT operating systems. The system is printer independent and supports AFP, Metacode and PCL output.

       Most of the mailing efficiency products are offered in an Open Systems format that enables the specific application to operate on all major computer systems from NT to mainframe. This approach allows the user to migrate from one platform to another without lost productivity or added training.

       The database marketing products are offered for a variety of operating systems. The DataDesigns database marketing system with an Oracle database operates in a client/server environment. The server software, Oracle, runs under Windows 3.x, 95, 98 or NT, OS/2 and Novell NetWare; the client utilizes Windows 3.x, 95, 98 or NT. The Model 1 predictive modeling system utilizes all traditional predictive techniques and selects the best fit to your data. Model 1 runs under Windows 95, 98 or NT. Demographic and geographic coding products operate in most open system operating environments. NADIS products are offered in open systems format compatible with most mainframe and mid size operating systems.

       Group 1's software products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system tailored to a client's requirements.

       Group 1 professional services include data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review.

 ELECTRONIC DOCUMENT SYSTEMS

       Group 1's Electronic Document system (DOC 1) makes possible advanced electronic preparation of high volumes of individualized documents for worldwide markets. The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under NT, OS/2, OS/400, MVS, and UNIX operating systems. DOC 1 produces individualized statements, insurance policies, invoices, medical bills, letters, etc. that allow one-on-one targeted communication with the recipient. The system is a truly visual application that allows the user to extract information from multiple systems, and place text, images and graphics on the page in a dynamic WYSIWYG process. The Portable

Document Format (PDF) supported by DOC 1 permits on-line document delivery over the Internet. DOC 1 can be integrated with Group 1's MailStream Plus system to produce output documents in a sequence that qualifies for United States Postal Service ("USPS") presorting discounts.

       Group 1's EZ-Letter plus product offers a complete system to create, print and manage individualized business documents. The systems use conditional statement logic and variable processing to generate customized documents such as statements, invoices, and policies, all based on customer-unique information. The EZ-Letter Plus system is a tailored solution for IBM and IBM-compatible mainframes. EZ-Letter features a menu-driven interface that lets users define documents interactively, as well as manage printer resources and documents within a secure environment. The system supports all major printing architectures.

    MAILING EFFICIENCY/DATA QUALITY

       Group 1's mailing efficiency/data quality software products provide a fully automated means for clients to take advantage of significant postal discounts offered in both the United States and Canada for presorted and coded mail. Within this group of software products are also the tools to improve lettershop efficiency, palletize mail, speed mail delivery, allow in-plant truck loading, print barcodes and produce the necessary USPS reports and Canada Post Corporation (CPC) statements of mailing. These products are used by many customers as a data quality tool helping to ensure the accuracy of an address.

       Group 1's U.S. mailing efficiency products include Code-1 Plus, MailStream Plus, Palletization Plus, POSTNET Barcoding Plus, Barcoded Bag/Tray, Manifest Reporting, Line of Travel, and MOVEforward. Group 1's Code-1 Plus and MailStream Plus products are Coding Accuracy Support System (CASS) and Presort Accuracy Validation and Evaluation (PAVE) which are certified by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of first-class mail and up to 48% of the cost of standard mail by presorting and coding. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%, and can qualify for certain other postal rate incentives.

       Group 1's list management products, Merge/Purge Plus, Generalized Selection, List Manager, SmartMatch and List Conversion Plus, allow clients to convert name and address lists into desired formats, to standardize address information, to identify and/or eliminate duplicates on business and consumer mailing files, add gender codes and to make targeted demographic selections.

       Group 1's Code-1 Plus International product validates and corrects address elements to the street level for approximately 31 countries worldwide; validates and corrects address elements to the city, province (or state) level for approximately 41 countries and formats address data to comply with the formats of all 206 countries recognized by the United Nations.

    DATABASE MARKETING

       Group 1's DataDesigns database marketing system allows the user to develop a composite profile of its best customers and prospects. Raw customer data is extracted from existing client systems for conversion into a useful marketing database. Meticulous filtering, correcting and consolidating of the large amounts of operational data from multiple sources creates a highly accurate database. The system provides the capability to query for relevant customer information, and to prepare target market profiles and market segmentation analysis, to help plan more effective media and direct mail programs. Organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers. This system provides the core data warehouse around which the custom DM1 Database marketing system is built.

       Group 1's demographic and geographic systems allow census-based information and longitude and latitude information compiled by R.L. Polk & Company and the U.S. Bureau of the Census to be appended to the customer or prospect database. The Generalized Selection System provides a flexible method of target marketing and mailing list manipulation. The GeoTAX system offers taxing entities enhanced improvement in accurately assigning sales use tax to customer addresses.

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

       Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered as part of the initial product licensing agreement.

LICENSING

       With the exception of the Demographic Coding System, Group 1's products are licensed on a perpetual "right to use" basis pursuant to non-exclusive license agreements. The Demographic Coding System is licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Multi-site, multi-computer, and remote access corporate license agreements are available as well. Certain postal products are required by the USPS and CPC regulations ("CASS" and "SERP", respectively) to have an expiration date (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 in order to be used for postal discounts or price qualification.

       Group 1 warrants that its products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide service and support for twelve months from the date of the license agreement.

CUSTOMERS

       Group 1's customer base includes approximately 2,700 clients who have licensed one or more of its software systems.

       Group 1's clients range from small businesses to a large number and broad variety of the foremost businesses and other organizations in North America and internationally. Included are utilities such as Pacific Gas and Electric, Scottish Power, Kansas City Power & Light and PEPCO, telecommunication companies such as AT&T, Iridium, LCI International and MCI WorldComm; major banks such as Citibank, National Westminster Bank, Bank One, Chase Bank, ABN AMRO and Banque Nationale du Canada; insurance companies such as The Hartford Insurance Group, American International Group, Scottish Widows and Metropolitan Life; publishers such as Time, Inc., McGraw-Hill and Encyclopedia Britannica; computer services companies such as EDS and Neodata; financial services companies such as Prudential Securities, Charles Schwab and General Electric Credit; retailers such as Nordstrom, J.C. Penney, May Department Stores and Wal-Mart; manufacturers such as GTE, Caterpillar, Eastman Kodak, Lucent Technologies, General Mills and Xerox; governmental bodies such as the U.S. Senate, U.S. Customs, the Internal Revenue Service and U.S. Government Printing Office; credit companies such as GE Data Services and TRW Information Services; direct marketers such as Publishers Clearing House, Lands End and L.L. Bean; service companies such as American Express, Avis, Terminix and Tru Green Chem Lawn; educational institutions such as The Johns Hopkins University, Duke University Medical Center and MIT; health and leisure companies such as Nordic Track; non-profit service groups such as The Girl Scouts of America, National Geographic Society and AARP; cultural organizations such as the Metropolitan Museum of Art and Metropolitan Opera

Association; and hospitality and entertainment companies such as Marriott, Mirage Resorts and Westin Hotels. The United States Postal Service is also a client of Group 1.

       Group 1's operations are in two business segments defined as marketing support software and electronic document composition software (see Note 15 to the Consolidated Financial Statements). No customer accounts for more than 10% of the Company's revenue.

SALES AND MARKETING

       Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of 90 employees located in the U.S., Canada, Scandinavia and the United Kingdom. To serve existing clients and to attract new customers, Group 1 has two sales and support offices in the Washington, D.C. area and eight other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Miami and Toronto metropolitan areas. European offices are located in the London England, Frankfurt Germany, Milan Italy and Copenhagen Denmark metropolitan areas.

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

       Through its Group 1 Software Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product with companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

       Group 1 has entered into joint marketing agreements with a number of business partners including IBM, Xerox, Data General Corp., Portal Software, Intertech, edocs, R.L. Polk, Campaign Mail & Data, MapInfo, Software Pursuits, Mastersoft International Pty., Geographic Data Technology, Claritas/NPDC, AMS, UNICA Technologies, Bell & Howell, OBIMD International, Business Documents, Window Book and DataTech Business Enterprises. Generally, the agreements provide for distribution of Group 1 products in conjunction with the business partner's products. A sale may arise from either sales organization, and territories are non-exclusive. The agreements provide for a commission payment to Group 1 when it has contributed to a sale of the other company's products. Conversely, Group 1 may pay a commission when a partner contributes to a sale of Group 1 products or services.

SUPPORT

       Group 1 believes that effective support of its customers and products has been a substantial factor in its success to date and will continue to be so in the future. Customer support for these software products is provided by telephone for assistance in product installation and problem resolution. Automated call tracking, client-specific call routing and on-line bulletin board services are also provided for maintenance customers. Customer support is provided by telephone and, if necessary for large systems, on-site by qualified Company personnel. Group 1 Software Europe also has modem links with many of its worldwide customers to provide even higher levels of mission-critical support.

       In the fiscal years ended March 31, 1999, 1998 and 1997, maintenance and enhancement fees represented approximately 38%, 35% and 33%, respectively, of Group 1's revenue.

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

       Significant investment was made during the year in new software development for migration of products to the Open Systems platform. Additionally, extensive work was performed on enhancing and integrating existing mainframe, midrange and open system products.

       During 1999, additional enhancements and new product releases including a new release of Code 1 Plus, were made to help mailing efficiency customers meet the expanding requirements of the U.S. Postal Service in order to qualify for postal discounts.

COMPETITION

       The computer software and service industry is highly competitive, and no published data are available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products offer many similar features. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. Group 1 believes that there are at least thirty-four companies that offer products competitive with one or more of Group 1's products. Group 1 believes at least twelve companies offer database marketing systems. At least five competitors are in the document composition and production marketplace. For mailing efficiency products, at least two competitors offer products that compete with Group 1 on open system and mainframe platforms.

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

PRODUCT PROTECTION

       Group 1 regards its software, in source and object code, as proprietary and relies upon a combination of contract, trade secret and copyright laws to protect its products and related manuals and documentation. The license agreements under which clients use Group 1's products generally restrict the client's use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of Group 1's products. Group 1 believes that because of the rapid pace of technological change in the computer industry and changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of Group 1's management and other personnel and their ability to develop, enhance, market and acquire new products.

TRADEMARKS

       GROUP 1 SOFTWARE, Group 1Group 1Software, CODE-1, CODE-1 CANADA, CODE-1 Plus, DataDesigns, EZ-LETTER, MailStream Plus, Mail Canada, Model 1 and MOVEForward are registered trademarks of Group 1 Software, Inc. Canadian CODE-1 Plus, Code 1 Plus International, Generalized Selection, Geographic Coding Plus, I/O-Jet, Merge/Purge Plus, Political Coding System, True Lead, DM 1 and DQ 1 are trademarks of Group 1 Software, Inc. The trademark applications for registration of DOC1, The Marketing Software Company and GeoTax are pending.

EMPLOYEES

       As of March 31, 1999, the Company employed 344 persons on a full-time basis. Of those employees, 158 were in management, professional and technical positions, 129 in marketing, sales and support and 57 in administrative positions. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

       The Company's executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 51,900 square feet under a lease that expires in 2004. These facilities also include Group 1's headquarters and principal operations base. Group 1 has options to lease additional space at specified periods during the term and to extend its lease. Group 1 leases additional sales and support offices in the Chicago, Dallas, Los Angeles, Las Vegas, Atlanta, New York City, Herndon Virginia, Minneapolis, Miami, London England, Frankfurt Germany, Milan Italy and Toronto Canada metropolitan areas. See Note 14 of notes to consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

       The Company and certain of its directors have been named as defendants in a purported shareholder class action filed on April 28, 1998 in the Court of Chancery of the State of Delaware (CA. No. 16349), Brickell Partners, Individually and on Behalf of All Others Similarly Situated v. Robert S. Bowen, et al. The suit alleges that in connection with the merger of Group 1 Software, Inc. into COMNET there were breaches of fiduciary duties in that COMNET, as majority stockholder of Group 1 Software, Inc. "had greater knowledge of Group 1 Software, Inc. than the public shareholders and has timed the merger transaction to take advantage of Group 1 Software, Inc.'s increased efficiency and prospects of profitability", to the unfair disadvantage of Group 1 Software, Inc.'s public shareholders. The Company believes that the complaint is meritless and is pursuing dismissal of all the claims made by Plaintiff in the lawsuit. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The trading of the common stock of the Company is reported on the NASDAQ National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarter indicated. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                           CLOSING COMMON STOCK PRICES
                                           ---------------------------
1999                              HIGH          LOW          1998                                HIGH         LOW
----                            ------------------------     ----                          ----------------------------
First - June 30, 1998           $ 14.63       $ 7.38         First - June 30, 1997              $ 11.00      $ 7.50
Second - September 30, 1998     $ 12.88       $ 6.50         Second - September 30, 1997        $  9.75      $ 7.13
Third - December 31, 1998       $  9.75       $ 7.00         Third - December 31, 1997          $  9.25      $ 6.50
Fourth - March 31, 1999         $  9.94       $ 7.25         Fourth - March 31, 1998            $  8.75      $ 6.00

       No cash dividends have been paid on the Company's common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock (see
Note 10 to the Consolidated Financial Statements). The Board of Directors intends to retain, for the foreseeable future, the Company's remaining earnings for use in the development of the business.

       At June 15, 1999, there were approximately 1,460 holders of record of the Company's common stock, including persons who wish to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except per share amounts)

                                                                             Year Ended March 31,
                                                   --------------------------------------------------------------------
                                                        1999           1998          1997         1996         1995(1)
                                                   ------------     ----------   -----------   ----------    ----------
Statement of Earnings Data:
Revenue                                              $  65,291      $  61,004     $  54,547    $  45,873     $  37,883
Income (loss) from continuing operations
  before income taxes and minority interest          $   5,171      $   2,335     $  (2,710)   $   5,472     $   5,241
Net income (loss) from continuing operations         $   3,058      $   1,150     $  (1,600)   $   2,832     $   2,658
Net loss from discontinued operations                $   - - -          - - -     $   - - -    $   - - -     $    (282)

Net income (loss)                                    $   3,058      $   1,150     $  (1,600)   $   2,832     $   2,376
Basic earnings (loss) per share from continuing
  operations                                         $    0.85      $    0.30     $   (0.54)   $    0.85     $    0.82
Basic loss from discontinued operations per
  share                                              $   - - -      $   - - -     $   - - -    $   - - -     $   (0.09)
Basic net earnings (loss) per share                  $    0.85      $    0.30     $   (0.54)   $    0.85     $    0.73
Basic weighted average number of shares                  3,509          3,274         3,263        3,140         3,016
Diluted earnings (loss) per share from
  continuing operations                              $    0.84      $    0.29     $   (0.54)        0.79     $    0.78
Diluted loss from discontinued operations per
  share                                              $   - - -      $   - - -     $   - - -    $   - - -     $   (0.09)
Diluted net earnings (loss) per share                $    0.84      $    0.29     $   (0.54)   $    0.79     $    0.69
Diluted weighted average number of shares                3,545          3,299         3,263        3,340         3,164

Balance Sheet Data:
Working capital                                      $   7,793      $   6,692     $   4,491    $   6,829     $   6,787
Total assets                                         $  77,799      $  70,630     $  75,856    $  67,192     $  57,148
Long-term debt, excluding current portion            $     198      $     389     $     304    $     320     $     561
Stockholders' equity                                 $  35,421      $  27,158     $  26,212    $  27,433     $  24,881
-----------------------------------------------------------------------------------------------------------------------

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

Fiscal 1999 as Compared with Fiscal 1998

       On September 25, 1998, the shareholders of COMNET Corporation ("COMNET") and Group 1 Software, Inc. approved the proposed merger of Group 1 Software, Inc. into COMNET. As a result of the merger, COMNET common stock was issued to Group 1 Software, Inc.'s minority shareholders at an exchange ratio of 1.15 shares of COMNET for each share of Group 1 Software Inc.'s stock. This transaction increased the total number of outstanding shares for the Company to 3,712,000. The surviving company was renamed Group 1 Software, Inc. ("Group 1" or "the Company"). The merger was accounted for under purchase accounting and $4.1 million of identifiable intangible assets were recorded which amount is being amortized over the estimated useful life of 15 years.

       For the year ended March 31, 1999, Group 1's revenue was $65.3 million compared with $61.0 million for the prior year. Group 1 had net income available to common stockholders for the year of $3.0 million compared with $1.0 million for fiscal 1998. The increase in profitability is primarily attributed to increased revenues and to decreased expenses resulting from new distribution agreements for WorldTrak and PC postal products which were put in place in late fiscal 1998.

       All of Group 1's operations are in the two business segments defined as marketing support software and electronic document composition software. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually one or two years. International revenues accounted for 17% of Group 1's total revenue in fiscal 1999 and 15% in fiscal 1998. The percentage is expected to increase with the continued growth of European and Latin American revenue.

       Software license fees and related revenue of $31.6 million represented a decrease of 4% over the prior year attributable primarily to decreased sales of the NADIS and MODEL 1 products as well as the PC Postal Products which were licensed on a long term basis to a third party for distribution during 1998. As a percent of total revenue, software license and related revenue was 48% and 54% for fiscal years 1999 and 1998, respectively.

       The Company's Mailing Efficiency software license fees increased 16% for fiscal 1999 over the prior year. The increase is primarily due to higher sales of CODE 1 Plus, the Company's most prominent Mailing Efficiency product.

       License fees from Database Marketing systems decreased 42% for the fiscal year. The decrease resulted from lower recognizable revenue in the Model 1, DataDesigns and NADIS products. The DataDesigns product during 1999 was predominately marketed as the DM1 solution which is being accounted for under the percentage of completion method. At March 31, 1999 the Company had license fee backlog in DM1 products of $1.0 million compared with no backlog at March 31, 1998. Backlog includes contracts that are accounted for under percentage of completion that will be recognized as work is performed throughout the fiscal year. The decreases were offset by higher sales in the Geotax and Geocoder products.

       Licensing of Electronic Document Systems increased by 10% in 1999 over the prior fiscal year. The increase is due to higher sales in North America offset slightly by lower sales in Europe.

       Maintenance and services revenue of $33.7 million for the year increased 19% over the prior year. Maintenance and service revenue accounted for 52% of total revenue in 1999 and 46% of total revenue in 1998. Recognized maintenance fees were $24.7 million in 1999 and $21.2 million in 1998, an increase of 17%. Professional service and educational training revenues of $9.0 million in 1999 and $7.0 million in 1998 represented an increase of 29%.

       It is anticipated that service revenues will continue to increase as a percentage of Group 1's total revenue. This will be partially the result of the expected growth of licensing of DOC 1 products, whose customers typically request more consulting and professional services than do the Company's customers for traditional products. It will also be the result of higher sales of integrated solutions, particularly database marketing systems, with accompanying high levels of professional services.

       Total operating costs of $60.4 million amounted to 92% of revenue in 1999 compared with $58.2 million or 95% of revenue during 1998. The various components of operating costs are discussed below.

       Software license expense increased to $10.7 million in fiscal 1999 representing 34% of software license and related revenues compared with $10.5 million in 1998 representing 32% of software license and related revenues. The increase as a percent of revenue is due to higher software amortization expense partially offset by lower royalties on sales of third party products spread over a slightly lower software license revenue base.

       Maintenance and service expense increased to $13.0 million in 1999 from $12.5 million in 1998, 39% and 44% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue is due to higher revenues versus modest cost increases, partially offset by higher costs of professional services and education training related to these services.

       Included in maintenance and service expense above are professional service and educational training costs of $6.6 million which were 73% of professional services revenue during 1999 and $5.2 million and 74% of professional services revenue for the prior year.

       Costs of maintenance were $6.4 million for 1999 representing 26% of maintenance revenue compared with costs of $7.3 million and 34% of revenue in 1998. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue along with lower costs resulting from the new distribution agreements for the WorldTrak and PC Postal product lines, which shifted the support costs for these products to the respective licensees. The Company anticipates these costs to remain relatively close to their current levels.

       Research, development and indirect support expenses (after capitalization of certain development costs) totaled $2.7 million in 1999 and $2.9 million in 1998, representing 4% and 5% of total revenue. The Company anticipates these costs to remain relatively close to their current levels.

       Selling and marketing expenses totaled $21.7 million or 33% of revenue in 1999 and $20.9 million or 34% of revenue in 1998. The decrease in costs as a percentage of revenue is primarily due to lower costs associated with the WorldTrak and PC operations offset slightly by higher marketing costs in fiscal 1999. The Company expects these costs to remain relatively close to current levels as a percentage of revenue.

       General and administrative expenses were $12.2 million or 19% of total revenue in 1999 compared with $11.4 million or 19% for 1998. The increase in the current year is primarily due to performance related bonuses.

       Net non-operating income was $0.2 million in 1999 compared with net non-operating expense of $0.5 million in 1998. The difference primarily reflects increased interest income on increased cash and short-term investment balances and decreased interest expense resulting from the elimination of short-term borrowings. The Company expects non-operating income to increase as interest income on cash and investments increases and short-term borrowing requirements remain minimal; these expectations could be affected substantially by newly-identified investment opportunities including acquisitions.

       The Company's effective tax rate was 39% in both 1999 and in 1998. The current year's rate is the net effect of a 45% domestic tax rate combined with a 34% foreign tax rate on taxable net income.

Stock Repurchase from Merck & Co Inc.

       By agreement dated September 24, 1998, the Company repurchased 513,345 shares of common stock and 100,000 shares of its 6 percent cumulative convertible preferred stock from Merck & Co., Inc. The total cost to Group 1 of the repurchase was $4.1 million. Merck was Group 1's largest shareholder with 14% of the Company's outstanding common stock and 68% of the preferred stock. The repurchased common stock was subsequently reissued in connection with the acquisition of the minority interest of Group 1 Software, Inc.

Fiscal 1998 as Compared with Fiscal 1997

       The Company derived its earnings from Group 1 Software, Inc., its 81% owned subsidiary, which developed, acquired, marketed and supported specialized marketing and mail management software. For the year ended March 31, 1998, the Company's revenue was $61.0 million compared with $54.5 million the prior year. The Company had net income available to common stockholders of $1.0 million or $0.29 per share compared with a net loss available to common stockholders of $1.8 million or $0.54 per share the prior year. The increase in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products taken during 1997.

       For the year ended March 31, 1998, Group 1's Software, Inc. revenue was $61.0 million compared with $54.5 million for the prior year. Group 1 Software, Inc. had net income for the year of $1.4 million compared with a net loss of $1.6 million for fiscal 1997. The increase in profitability is primarily attributed to write downs in the net realizable value of certain capitalized software products taken during 1997.

       All of Group 1 Software, Inc.'s operations were in the two business segments defined as marketing support software and electronic document systems software. Group 1 Software, Inc. recognizes maintenance and enhancement revenue over the life of the service agreement, usually from one to five years. International revenues account for 15.4% of Group 1 Software, Inc.'s total revenue in fiscal 1998 and 15.7% in fiscal 1997.

       Software license fees and related revenue of $32.8 million represented an increase of 7% over the prior year attributable primarily to increased sales of the DOC 1 product offset by lower sales of the mailing efficiency products as well as WorldTrak and PC Postal Products which were licensed on a long term basis to third parties for distribution during the latter part of 1998. As a percent of total revenue, software license and related revenue was 54% and 56% for fiscal years 1998 and 1997, respectively.

       Licensing of Electronic Document Systems increased by 40% over the prior fiscal year. Sales of the DOC 1 system continued to grow both in North America and Europe.

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

       Group 1 Software, Inc. expects maintenance renewal revenue to grow at a lower percentage than in prior years due to the high rate of conversion to Open System products, which conversion typically includes multi-year maintenance agreements and increased sales of certain third party products for which maintenance is provided by the third party. It is anticipated that the other service revenues will continue to increase as a percentage of Group 1's total revenue, resulting from the growth of DOC 1 and Data Designs products whose customers typically request more consulting and professional services than do the Company's customers for traditional products.

       Total operating costs of $58.2 million amounted to 95% of revenue in 1998 compared with $56.8 million or 104% of revenue during 1997. The various components of operating costs are discussed below.

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

       General and administrative expenses were $11.4 million or 19% of total revenue in 1998 compared with $8.6 million or 16% for 1997. The increase in the current year is primarily due to higher executive compensation accruals and increased bad debt reserves primarily for WorldTrak and PC account receivables.

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

The Year 2000 Issue

       The Year 2000 issue affects virtually all companies and organizations. Many existing computer programs and digital systems used by, and sold by, Group 1 Software, use only two digits to identify a year in the date field, creating the possibility of system malfunction after December 31, 1999.

In 1997, the Company formed two special task forces:

       - The first task force was established to identify and evaluate our internal systems and applications that may be affected by the Year 2000 issue; modify or replace those systems and applications so they will work properly in the Year 2000, and communicate with our suppliers to make sure they are prepared for the Year 2000.

       - The second task force was established to evaluate the products sold by us, to ensure they will function as designed after the Year 2000.

       The Company has identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. The Company has completed testing on its major finance and customer information management systems for Year 2000 functionality. Other less critical systems continue to be tested and upgraded as required. Current releases of all products modification sold by the Company, with one exception, have been modified to ensure Year 2000 functionality. The final product modification is scheduled for release later this year. The costs of the readiness program for products and internal systems are primarily costs of existing internal resources largely absorbed within existing spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other operating costs. No future material product readiness costs are anticipated. Although the Company expects to be Year 2000 ready when necessary, failure of the Company or significant key suppliers or customers to be fully Year 2000 ready could potentially have a material adverse impact on the results of the Company's operations. The Company is currently evaluating contingency plans.

SEASONALITY AND INFLATION

       Group 1 in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year; there can be no assurance, however, that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to a fiscal year incentive program for Group 1's sales representatives. Group 1's revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. The Company's license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

       Prices remain stable for Group 1's products. Inflation directly affects Group 1's cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital was $7.8 million at March 31, 1999 as compared with $6.7 million in the prior year. The current ratio was 1.2 to 1 at both March 31, 1999 and March 31, 1998. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

       The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 1999. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At March 31, 1999 and at March 31, 1998 there were no borrowings outstanding under the line of credit.

       During fiscal 1999 net income before preferred dividends of $3.1 million along with non-cash expenses of $13.6 million provided a total of $16.7 million cash from operating activities. A decrease in accounts receivables added $3.1 million cash during the year from operating activities. This decrease was due to improved collections during the year. Deferred revenues increased cash by $2.1 million; other working capital items increased cash by $3.1 million. Cash flows from investing activities consist of expenditures for investments in software development and capital equipment of $9.0 million and $1.5 million for the purchase of marketable securities. $4.6 million for the repurchase of stock and minority interest along with payments on long-term debt and preferred dividends of $0.3 million were partially offset by proceeds from the exercise of stock options of $0.2 million for a total of $4.2 million cash used in financing activities.

       Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $4.3 million or 73%, of the installment receivables at March 31, 1999.

       As of March 31, 1999, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is currently assessing the impact of this new statement but does not expect any material effect on its consolidated financial position, liquidity or results of operation.

       In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company believes that the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for Group 1's consolidated financial statements for the fiscal year ending March 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The company has a subsidiary in the United Kingdom with offices in Germany and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a results, the company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitibility. However, through and as of March 31, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk. See Note 1 to the Consolidated Financial Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See pages 17 through 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                               -------------------

To the Board of Directors and Stockholders of Group 1 Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

McLean, Virginia
June 4, 1999


                             GROUP 1 SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                              MARCH 31,
                                                                           ---------------------------------------------
                                                                                  1999                          1998
                                                                           ------------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    13,378                    $    3,683
   Short-term investments                                                          1,471                         - - -
   Trade and installment accounts receivable, less
     allowance of $3,383 and $3,603                                               22,596                        27,233
   Deferred income taxes                                                           3,039                         3,408
   Prepaid expenses and other current assets                                       3,149                         3,086
                                                                             ------------                  ------------
Total current assets                                                              43,633                        37,410

Installment accounts receivable, long-term                                         2,221                         3,810
Property and equipment, net                                                        3,678                         3,544
Computer software, net                                                            22,559                        23,359
Other assets                                                                       5,708                         2,507
                                                                             ------------                  ------------
   Total assets                                                              $    77,799                    $   70,630
                                                                             ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $     2,136                    $    2,099
   Current portion of long-term debt                                                  99                           157
   Accrued expenses                                                                5,647                         6,279
   Accrued compensation                                                            7,095                         4,699
   Current deferred revenues                                                      20,863                        17,484
                                                                             ------------                  ------------
Total current liabilities                                                         35,840                        30,718

Long-term debt, net of current portion                                               198                           389
Deferred revenues, long-term                                                       2,670                         3,653
Deferred income taxes                                                              3,670                         3,029
Minority interest in net income of consolidated subsidiary                         - - -                         5,683
                                                                             ------------                  ------------
  Total liabilities                                                               42,378                        43,472
                                                                             ------------                  ------------
Commitments and contingencies (Note 13)

Stockholders' equity:
   6% cumulative convertible preferred stock $0.25 par value;
   200 shares authorized; 48 and 148 issued and outstanding                          916                         2,846
Common stock $0.50 par value; 14,000 shares authorized; 4,045
   and 3,594 issued and outstanding                                                2,023                         1,797
Additional paid in capital                                                        25,071                        17,763
Retained earnings                                                                  9,451                         6,480
Accumulated comprehensive income                                                      14                           287
Less treasury stock, 322 and 316 shares, at cost                                  (2,054)                       (2,015)
                                                                             ------------                  ------------
Total stockholders' equity                                                        35,421                        27,158
                                                                             ------------                  ------------
Total liabilities and stockholders' equity                                   $    77,799                    $   70,630
                                                                             ============                  ============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                     Year Ended March 31,
                                                       --------------------------------------------------------------------------
                                                                1999                        1998                      1997
                                                       ----------------------       --------------------      -------------------
Revenues:
   Software license and related revenues                            $31,631                  $  32,786                  $ 30,621
   Maintenance and services                                          33,660                     28,218                    23,926
                                                       ----------------------       --------------------      -------------------
     Total revenue                                                   65,291                     61,004                    54,547
                                                       ----------------------       --------------------      -------------------
Cost of revenue:
   Software license expense                                          10,702                     10,491                    12,511
   Maintenance and service expense                                   13,047                     12,544                    12,915
                                                       ----------------------       --------------------      -------------------
     Total cost of revenue                                           23,749                     23,035                    25,426
                                                       ----------------------       --------------------      -------------------
Gross profit                                                         41,542                     37,969                    29,121
                                                       ----------------------       --------------------      -------------------
Operating expenses:
   Research and development                                           2,743                      2,858                     2,654
   Sales and marketing                                               21,695                     20,893                    20,244
   General and administrative                                        12,180                     11,418                     8,507
                                                       ----------------------       --------------------      -------------------
     Total operating expenses                                        36,618                     35,169                    31,405
                                                       ----------------------       --------------------      -------------------
Income (loss) from operations                                         4,924                      2,800                   (2,284)
                                                       ----------------------       --------------------      -------------------
Non-operating income (expense)
   Interest income                                                      427                        118                       130
   Interest expense                                                   (104)                      (471)                     (554)
   Other non-operating                                                 (76)                      (112)                       (2)
                                                       ----------------------       --------------------      -------------------
     Total non-operating income (expense)                               247                      (465)                     (426)
                                                       ----------------------       --------------------      -------------------
Income (loss) from operations before provision for
   income taxes and minority interest                                 5,171                      2,335                   (2,710)

Provision (benefit) for income taxes                                  2,030                        921                     (800)


Minority interest in net income (loss) of
   consolidated subsidiary                                               83                        264                     (310)
                                                       ----------------------       --------------------      -------------------
Net income (loss)                                                     3,058                      1,150                   (1,600)

Preferred stock dividend requirements                                   (87)                      (177)                     (177)
                                                       ----------------------       --------------------      -------------------
Net income (loss) available to common stockholders                  $  2,971                 $      973                 $ (1,777)
                                                       ======================       ====================      ===================
Basic earnings (loss) per share                                     $   0.85                 $     0.30                 $  (0.54)
                                                       ======================       ====================      ===================
Diluted earnings (loss) per share                                   $   0.84                 $     0.29                 $  (0.54)
                                                       ======================       ====================      ===================
Basic weighted average shares outstanding                              3,509                      3,274                    3,263
                                                       ======================       ====================      ===================
Diluted weighted average
   shares outstanding                                                  3,545                      3,299                    3,263
                                                       ======================       ====================      ===================

See notes to consolidated financial statements.

                            GROUP 1 SOFTWARE, INC.
                                 CONSOLIDATED
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                Year Ended March 31,
                                              -----------------------------------------------------
                                                    1999                1998               1997
                                              --------------      --------------     --------------
Net income (loss)                                   $3,058         $     1,150         $   (1,600)

Foreign currency translation adjustments             (273)                (64)                 285
Unrealized gain on investments                       - - -               - - -                   2
                                              --------------       -------------      -------------

Comprehensive income (loss)                         $2,785         $     1,086         $   (1,313)
                                              ==============       =============      =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                        Preferred Stock               Common Stock
                                                ------------------------------  ---------------------------



                                                                                                             Additional Paid
                                                      Shares          Amount       Shares       Par Value       In Capital
                                                ----------------  ------------  ---------------------------  ----------------
Balance, March 31, 1996                                 148          $2,846       3,563        $1,781         $17,472

Dividends to preferred stockholders                   - - -           - - -       - - -         - - -           - - -

Issuance of stock upon exercise of options            - - -           - - -          25            13             256
Gain on foreign currency translation                  - - -           - - -       - - -         - - -           - - -
Unrealized gain on investments                        - - -           - - -       - - -         - - -           - - -
Net loss                                              - - -           - - -       - - -         - - -
                                                --------------  ------------  ---------------------------  ----------------
Balance, March 31, 1997                                 148          $2,846       3,588         1,794          17,728

Dividends to preferred stockholders                   - - -           - - -       - - -         - - -           - - -
Issuance of stock upon exercise of options            - - -           - - -           6             3              35
Loss on foreign currency translation                  - - -           - - -       - - -         - - -           - - -
Net income                                            - - -           - - -       - - -         - - -           - - -
                                                --------------  ------------  ---------------------------  ----------------
Balance, March 31, 1998                                 148           2,846       3,594         1,797          17,763

Dividends to preferred stockholders                   - - -           - - -       - - -         - - -           - - -

Redemption of preferred stock below
  carrying value                                      (100)         (1,930)       - - -         - - -           1,255
Issuance of stock upon exercise of options            - - -           - - -          34            17             283
Repurchase of treasury stock                          - - -           - - -       - - -         - - -           - - -
Minority interest acquisition                         - - -           - - -         417           209           5,770
Loss on foreign currency translation                  - - -           - - -       - - -         - - -           - - -
Net income                                            - - -           - - -       - - -         - - -           - - -
                                                --------------  ------------  ---------------------------  ----------------
Balance, March 31, 1999                                  48            $916       4,045        $2,023         $25,071
                                                ==============  ============  ===========================  ================






                                                                         Treasury Stock
                                                                  --------------------------

                                                                                               Accumulated
                                                                                                  Other           Total
                                                       Retained                               Comprehensive   Stockholders'
                                                       Earnings       Shares       Amount         Income          Equity
                                                  ---------------   ----------  ------------  --------------  ----------------
                                                                                              --------------  ----------------
Balance, March 31, 1996                                   $7,284         316       $(2,015)             $64           $27,432

Dividends to preferred stockholders                         (177)      - - -          - - -           - - -              (177)

Issuance of stock upon exercise of options                 - - -       - - -          - - -           - - -               269
Gain on foreign currency translation                       - - -       - - -          - - -             285               285
Unrealized gain on investments                             - - -       - - -                              2                 2
Net loss                                                 (1,600)       - - -          - - -           - - -           (1,600)
                                                 -----------------  ----------  ------------  --------------  ----------------
Balance, March 31, 1997                                    5,507         316        (2,015)             351            26,211

Dividends to preferred stockholders                        (177)       - - -          - - -           - - -              (177)
Issuance of stock upon exercise of options                 - - -       - - -          - - -           - - -                38
Loss on foreign currency translation                       - - -       - - -                           (64)               (64)
Net income                                                 1,150       - - -          - - -           - - -             1,150
                                                 -----------------  ----------  ------------  --------------  ----------------
Balance, March 31, 1998                                    6,480         316        (2,015)             287            27,158

Dividends to preferred stockholders                         (87)       - - -                          - - -               (87)

Redemption of preferred stock below
  carrying value                                           - - -       - - -          - - -           - - -              (675)
Issuance of stock upon exercise of options                 - - -           6           (39)           - - -               261
Repurchase of treasury stock                               - - -         513        (3,465)           - - -            (3,465)
Minority interest acquisition                              - - -       (513)          3,465           - - -             9,444
Loss on foreign currency translation                       - - -       - - -          - - -           (273)              (273)
Net income                                                 3,058       - - -          - - -           - - -             3,058
                                                  ----------------- ----------  ------------  --------------    --------------
Balance, March 31, 1999                                   $9,451         322       $(2,054)             $14           $35,421
                                                  ================= ==========  ============  ==============    ==============

See notes to consolidated financial statement

                             GROUP 1 SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended March 31,
                                                                 -----------------------------------------
                                                                       1999          1998           1997
                                                                 ------------  -------------  ------------
Cash flows from operating activities:
     Net income (loss)                                           $     3,058    $    1,150     $  (1,600)
   Adjustments to reconcile net income (loss) from
   operations to net cash provided by operating activities:
        Amortization expense                                           8,505         7,159         10,849
        Depreciation expense                                           1,299         1,151            986
        Provision for doubtful accounts                                2,955         3,505          1,956
        Net loss on disposal of assets                                     8            51          - - -
        Deferred income taxes                                            788         (802)          (808)
        Minority interest in income (loss) of
          consolidated subsidiary                                         83           264          (310)
   Changes in assets and liabilities:
        Accounts receivable                                            3,063         4,070       (10,472)
        Prepaid expenses and other current assets                        227         1,291          (556)
        Other assets                                                     552            90          (441)
        Deferred revenues                                              2,135           292          2,640
        Accounts payable                                                  49       (1,068)            677
        Accrued expenses                                               2,242         1,597           (56)
                                                                -------------   -----------   ------------
     Net cash provided by operating activities                        24,964        18,750          2,865
                                                                -------------   -----------   ------------

Cash flows from investing activities:
        Purchase and development of computer software                (7,471)       (8,328)       (10,615)
        Purchase of property and equipment                           (1,546)       (1,151)        (1,255)
        Purchase of marketable securities                            (1,471)         - - -          - - -
        Sale of marketable securities                                  - - -         - - -          1,981
        Purchase of minority interest                                  (454)         - - -          - - -
                                                                -------------   -----------   ------------
     Net cash used in investing activities                          (10,942)       (9,479)        (9,889)
                                                                -------------   -----------   ------------

Cash flows from financing activities:
        Proceeds from short-term borrowings                            - - -        11,853         20,962
        Repayment of short-term borrowings                             - - -      (18,950)       (13,865)
        Proceeds from exercise of stock options                          261            38            269
        Proceeds from long-term debt                                   - - -           199            559
        Repayment of long-term debt                                    (249)         (120)          (976)
        Dividends paid on preferred stock                              (117)         (177)          (177)
        Repurchase of common stock                                   (3,465)         - - -          - - -
        Repurchase of preferred stock                                  (675)         - - -          - - -
                                                                -------------   -----------   ------------
     Net cash (used in) provided by financing activities             (4,245)       (7,157)          6,772
                                                                -------------   -----------   ------------
     Net increase (decrease) in cash and cash equivalents              9,777         2,114          (252)
     Effect of exchange rate on cash and cash
     equivalents                                                        (82)          (60)             36
     Cash and cash equivalents at beginning of period                  3,683         1,629          1,845
                                                                -------------   -----------   ------------
     Cash and cash equivalents at end of period                  $    13,378    $    3,683          1,629
                                                                =============   ===========   ============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

       On September 25, 1998, the shareholders of COMNET Corporation ("COMNET") and Group 1 Software, Inc. both approved the proposed merger of Group 1 Software, Inc. into COMNET. The surviving company was renamed Group 1 Software, Inc. ("Group 1") (see Note 2) The accompanying consolidated financial statements for Group 1 (formerly doing business as COMNET Corporation) which was incorporated June 1967. Unless otherwise indicated in the Notes to the Consolidated Financials Statements, the term "Company" will refer to the operations of Group 1 and its subsidiaries. Group 1 Software, Inc. develops, acquires, markets and supports specialized marketing, electronic document composition and mail management software. The Company distributes all of its products in North America and its Electronic Document Systems throughout the world.

Principles of Consolidation

       The consolidated financial statements of the Company include the accounts of Group 1 Software, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

       The Company's revenues are derived from the sale of perpetual licenses for its software and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. During fiscal 1999, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". Prior to fiscal 1999, the Company recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition".

       In December 1998, the American Institute of Certified public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. "The provisions of SOP 98-9 will be adopted for transactions entered into during the fiscal year beginning April 1, 1999.

       The amount of deferred revenue at March 31, 1999 to be recognized during the subsequent years is (in thousands):

     2000                                   $20,863
     2001                                     2,130
     2002                                       427
     2003                                        85
     2004 and thereafter                         28
                                         -----------
                                            $23,533
                                         ===========

       Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known.

Cash Equivalents

       The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents.

Short-term Investments

       The Company classifies its investments in commercial paper as available-for-sale. As of March 31, 1999 the company had available-for-sale investments of $1.5 million. The Company had no short-term investments as of March 31, 1998. The investments are adjusted to market value at the end of each accounting period. Unrealized gains and losses are charged or credited to other comprehensive income, a separate component of stockholders equity. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations. To date unrealized gains and losses have not been material.

Property and Equipment

       Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the lives of the respective leases.

Research and Product Development

       Research and product development costs not subject to Financial Accounting Standards Board Statement No. 86 ("SFAS 86"), "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products.

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

       Costs for research and development incurred in fiscal 1999, 1998, and 1997 were approximately $9,896,000, $11,493,000, and $11,985,000, respectively.
Under SFAS 86, software development costs amounting to $7,153,000, $8,635,000, and $9,331,000 were capitalized during fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, 1998, and 1997, amortization of capitalized internally developed computer software costs, were $7,649,000, $6,068,000, and $8,540,000, respectively.

Goodwill

       Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated economic useful life ranging from nine to fifteen years. Amortization charged to operations amounted to $353,000, $251,000, and $171,000, for fiscal 1999, 1998, and 1997, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 1999.

Foreign Currency Translation

       The functional currency for the Company's international subsidiary is the applicable local currency. The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders' equity as comprehensive income. The Company does not attempt to hedge it foreign currency exposures. Foreign currency losses of $273,000 in 1999 and $64,000 in 1998 and gains of $285,000 in 1997 are included in comprehensive income.

Stock-based Compensation Plans

       The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the amount an employee must pay to acquire the stock. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation expense has been recognized for its stock option plans.

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

Minority Interest

       Minority interest of approximately 18.8% for the six months ending September 30, 1998 and each of the years ended March 31, 1998, and 1997, is reflected in the accompanying consolidated balance sheets and statements of operations and is the portion of Group 1 Software, Inc. that was not owned by the Company. As of March 31, 1999 the Company owned 100% of Group 1 Software, Inc. (see Note 2).

Earnings (Loss) per Share of Common Stock

       Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands):


                                                                        Year Ended March 31,
                                          ------------------------------------------------------------------------------
                                                  1999                          1998                        1997
                                          ----------------------        ---------------------        -------------------
Weighted average shares outstanding -
basic                                                     3,509                        3,274                      3,263
Effect of dilutive securities:
   Stock options                                             36                           25                      - - -
                                          ----------------------        ---------------------        -------------------
Weighted average shares outstanding -
diluted                                                   3,545                        3,299                      3,263
                                          ======================        =====================        ===================

       There were additional potentially dilutive stock options of 163,992 in 1997 which were not included in the loss per share calculation due to their anti-dilutive effect. There were additional potentially dilutive convertible preferred shares of 96,111 in 1999 and 147,500 in 1998 and 1997 which were not included in the earnings (loss) per share calculation due to their anti-dilutive effect.

Concentration of Credit Risk

       The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These customers represent approximately $4.3 million or 73% of the installment receivables balance at March 31, 1999 versus $5.0 million or 63% at March 31, 1998. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Impairment of Long-Lived Assets

       SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is currently assessing the impact of this new statement but does not expect any material effect on its consolidated financial position, liquidity or results of operation.

       In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company believes that the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for Group 1's consolidated financial statements for the fiscal year ending March 31, 2000.

Fair Value of Financial Instruments

       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Reclassification

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) ACQUISITION OF MINORITY INTEREST

       On September 25, 1998, the Company formerly known as COMNET acquired the minority interest held by Group 1 Software, Inc.'s minority shareholders for a total purchase price of $9,899,000. The purchase price included the issuance of 930,475 shares of COMNET's common stock plus direct acquisition costs of $454,000. COMENT issued 930,475 shares to Group 1 Software Inc.'s minority shareholders at an exchange ratio of 1.15 shares of COMNET common stock for each share of Group 1 Software, Inc.'s common stock. The surviving company was renamed Group 1 Software, Inc.

       The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to minority interest acquired based on its estimated fair value as shown below:

Allocation of purchase price (in thousands):

Total purchase price                                     $9,899
Allocated fair value of minority interest                (5,766)
                                                        --------
Goodwill                                                 $4,133
                                                        ========

Goodwill is being amortized over its estimated useful life of 15 years.

       The operating results related to the acquired minority interest have been included in the consolidated statements of operations for the year ended March 31, 1999 from September 25, 1998 (the date of acquisition.) The proforma results below assume the acquisition occurred at the beginning of the years ended March 31, 1999 and 1998:


                                                    For the Year Ended        For the Year Ended
                                                      March 31, 1999            March 31, 1998
                                                      (in thousands)            (in thousands)
                                                      --------------            --------------
  Net revenue                                         $    65,291                $    61,004
  Operating income                                          4,787                      2,524
  Net income available to common stockholders               2,917                        961

Net income per share:
  Basic                                               $      0.74                $      0.24
  Diluted                                             $      0.73                $      0.24

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the years presented, nor are they necessarily indicative of future consolidated results.

(3) ACCOUNTS RECEIVABLE

  Accounts receivable are
   comprised of the following (in
   thousands):                                                   March 31,
                                          --------------------------------------------------------
                                                    1999                              1998
                                          ----------------------           -----------------------
  Trade                                        $   22,316                        $   26,610
  Installment accounts receivable,
    interest typically at 8.5% to 13%               5,884                             8,036
  Allowance for doubtful accounts                  (3,383)                           (3,603)
                                          ----------------------           -----------------------
                                                   24,817                            31,043
  Less non-current portion of
    installment accounts receivable                (2,221)                           (3,810)
                                          ----------------------           -----------------------
  Current portion                              $   22,596                       $    27,233
                                          ======================           =======================

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Prepaid expenses and other current assets are comprised of the following (in thousands):


                                                       March 31,
                                ---------------------------------------------------
                                           1999                            1998
                                ----------------------           ------------------
       Prepaid expense                  $   833                          $   957
       Prepaid commission                 1,231                              933
       Prepaid royalty                      350                              425
       Other assets                         735                              771
                                ----------------------           ------------------
                                        $ 3,149                          $ 3,086
                                ======================           ==================

       Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement revenues and contracts being recognized under the percentage of completion method which have been deferred into future periods.

(5) PROPERTY AND EQUIPMENT

    Property and equipment is comprised of the following (in thousands):


                                                           March 31,
                                          ---------------------------------------
                                                1999                     1998
                                          ----------------        ---------------
    Computer equipment                       $  5,347                 $  5,135
    Furniture and fixtures                      2,433                    2,478
    Leasehold improvements                      1,142                      927
                                          ----------------        ---------------
                                                8,922                    8,540
    Less accumulated depreciation and
       amortization                            (5,244)                  (4,996)
                                          ----------------        ---------------
                                             $  3,678                 $   3,544
                                          ================        ===============


(6) COMPUTER SOFTWARE

       Computer software is comprised of the following (in thousands):


                                                                 March 31,
                                             ----------------------------------------------
                                                     1999                         1998
                                             ----------------            ------------------
       Developed software                         $  56,603                    $  50,368
       Acquired software                              5,164                        5,212

       Software purchased for
        internal use                                  4,266                        3,841
                                                                        -------------------
                                             ----------------
                                                     66,033                       59,421

       Less accumulated amortization                (43,474)                     (36,062)
                                             ----------------           -------------------
                                                  $  22,559                    $  23,359
                                             ================           ===================

(7) ACCRUED EXPENSES

       Accrued expenses are as follows (in thousands):


                                                             March 31,
                                            -----------------------------------------
                                                    1999                     1998
                                            -----------------         ---------------
       Accrued sales and other taxes             $     705               $   926
       Accrued royalties                             1,032                 1,738
       Accrued sales incentives                        385                   344
       Income taxes payable                          1,149                 1,149
       Other accrued expenses                        2,376                 2,122
                                            -----------------         ---------------
                                                  $  5,647               $ 6,279
                                            =================         ===============

(8) SHORT-TERM BORROWINGS

       The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 1999. The line of credit bears interest at the bank's prime rate (7.75% at March 31, 1999), or Libor plus 150 basis points at the Company's option. The terms of the line require the Company to comply with certain financial covenants, the most restrictive of which requires the Company to maintain an EBIT (earnings before interest and taxes) to interest ratio of at least 5 to 1. At March 31, 1999 there were no borrowings outstanding under the line of credit.

(9) STOCKHOLDERS' EQUITY

       Stock Repurchase

       By agreement dated September 24, 1998, the Company redeemed 100,000 shares of 6% cumulative convertible preferred stock for $675,000 and repurchased 513,345 shares of common stock for $3,465,000 from an investor. The common shares were repurchased for the express purpose of issuance in connection with the minority interest acquisition. The excess of the carrying value of the 100,000 preferred shares above the redemption value was accounted for as permanently reinvested capital. This investor was the Company's largest shareholder with 14% of the common stock and 68% of the preferred stock.

       Preferred Stock

       On January 22, 1993, the Company issued a series of Preferred Stock par value $0.25 per share, to be designated "6% Cumulative Convertible Preferred Stock" consisting of 147,500 shares. On September 24, 1998 the Company repurchased 100,000 preferred shares and currently has 47,500 shares issued and outstanding. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock is convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of one share of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

       The Company has the right to redeem the outstanding 6% Preferred Stock, in whole or in part, at any time and from time to time after March 31, 1993, by paying to the holders thereof in cash the redemption price per share, 110% through March 31, 1994, and decreasing 2% per year through April 1, 1998, and at par thereafter together with all accrued and unpaid dividends thereon through the Redemption Date.

       Stock Option Plans

       The Company has six stock option programs currently in effect, and two predecessor plans for which option grants are still outstanding. Options were granted under all plans granted at 100% of the fair market value of the common stock at the date of grant.

       The Company's Stock Option Plan of 1998 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 315,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No Stock Appreciation Rights have been granted under this plan.

       The Company's Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 600,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No Stock Appreciation Rights have been granted under this plan.

       The Company's Stock Option and Stock Appreciation Unit Plan of 1986 for employees permitted the grant of options to purchase common stock of the Company, or stock appreciation rights redeemable in cash or common stock at the sole discretion of the Compensation Committee of the Board of Directors, at prices not less than fair market value on the date of grant. The options and rights vest over five years; however, all options and rights expire ten years after the grant date. No Stock Appreciation Rights have been granted under this plan. A total of 379,021 shares of common stock have been reserved for issuance on exercise of options under the plan.

       The Company's Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock under conditions defined by the plan. The options vest over five years and expire fifteen years after the date of the grant. A total of 228,000 shares of common stock have been reserved for issuance on exercise of options under the plan.

       The Company's 1986 Stock Option Plan for Non-Employee Directors provided for annual automatic grants of non-qualified stock options to non-employee directors of the Company who served from 1986 to 1992, under conditions defined by the plan. The options vest over five years and expire ten years after the grant date. On January 22, 1993, the shareholders approved an amendment to eliminate restrictions on vesting of stock options granted to the plan so that options will become fully exercisable in whole or in part, upon resignation as a director. A total of 46,875 shares of common stock have been reserved for issuance on exercise of options under the plan.

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

       The following table summarizes information about the fixed stock options outstanding at March 31, 1999:

                                                           Weighted
                                                             avg.
                     Numbers of         Weighted          remaining          Numbers            Weighted
   Ranges of          options         avg. exercise      contractual        of options            avg.
exercise prices      outstanding          price         life in years       exercisable       exercise price
----------------   ---------------    ---------------  ----------------  ---------------    --------------------
 $5.01 - $10.00       1,185,094            $8.52             7.04            514,741                $8.33
$10.01 - $15.00         166,982           $11.37             7.27             68,150               $11.80
$15.01 - $20.00         110,150           $15.92             3.62            110,150               $15.92
$20.01 - $25.00         208,000           $22.04             2.53            208,000               $22.04
$25.01 - $30.00          21,875           $30.00             2.81             21,875               $30.00
$30.01 - $35.00          19,500           $30.25             2.81             19,500               $30.25
----------------   ---------------    ---------------   --------------   ---------------    --------------------
          Total       1,711,601           $11.44             6.19            942,416               $13.45
                   ===============    ===============   ==============   ===============    ====================


       Activity under the Company's stock option plans discussed above are summarized as follows:

                                                                              Year Ended March 31,
                                            ---------------------------  ---------------------------  ----------------------------
                                                        1999                        1998                           1997
                                            ---------------------------  ---------------------------  ----------------------------
                                                            Weighted                      Weighted                       Weighted
                                                             Average                      Average                         Average
                                               Number of    Exercise      Number of      Exercise         Number of      Exercise
                                                Shares       Price         Shares           Price           Shares         Price
                                            --------------------------   ---------------------------  ----------------------------
Options outstanding beginning of period        1,159,816     $13.19        1,282,182        $12.97        1,268,832        $13.05
Options exercised                                (34,810)      7.42           (5,700)         6.63          (25,300)        $7.39
Options canceled                                (103,420)     14.70         (169,166)        10.20          (78,850)       $11.62
Options granted                                  690,015       8.73           52,500          8.09          117,500        $10.04
Options outstanding end of period              1,711,601      11.44        1,159,816         13.19        1,282,182        $12.97
Options exercisable at end of period             942,416      13.45          809,353         14.50          802,226        $14.28
Weighted-average fair value of options
granted during the period                                     $8.73                          $8.09                         $10.04

       As of March 31, 1999, 1998 and 1997, the pro forma tax effects under SFAS 109 are not material to the Company's financial statements.

       The Company accounts for the activity under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the stock options for awards under the Plans in accordance with SFAS 123, the Company's net income (loss) available to common stockholders and earnings (loss) per common share would have been increased to the pro forma amounts indicated below (in thousands except per share data):

                                                        1999                    1998              1997
                                                 ------------------     -----------------   ---------------
       Net income (loss) available to common
       stockholders
            As reported                                $2,971                   $973          $(1,777)
            Pro forma                                  $1,134                   $481          $(2,613)
       Earnings (loss) per common share
            As reported                                 $0.84                  $0.29           $(0.54)
            Pro forma                                   $0.32                  $0.15           $(0.80)

       The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1999, 1998 and 1997 respectively; dividend yield of 0%, expected volatility of 113%, 111% and 107% respectively, a risk-free interest rate of 4.61%, 6.70% and 6.34% respectively, and an expected term of 7 years.

(10) INCOME TAXES

       The provision (benefit) for income taxes consists of the following components (in thousands):

                                                        Years Ended March 31,
                           -------------------------------------------------------------------------------
                                   1999                          1998                        1997
                           ----------------------        ---------------------        --------------------
    Federal:
       Current            $                   75        $              - - -          $            (764)
       Deferred                              752                       (202)                       (752)
                           ----------------------        ---------------------        --------------------
                                             827                       (202)                     (1,516)
                           ----------------------        ---------------------        --------------------
    State:
       Current                               225                         123                          68
       Deferred                               45                          24                           3
                           ----------------------        ---------------------        --------------------
                                             270                         147                          71
                           ----------------------        ---------------------        --------------------

    Foreign:
       Current                              712                          989                         695
       Deferred                             221                          (13)                         (50)
                           ---------------------        -----------------------       --------------------
                                            933                          976                         645
                           ----------------------        ---------------------        --------------------

                          $                2,030        $                 921        $              (800)
                           ======================        =====================        ====================

       The provision for income taxes for continuing operations varied from that computed using the statutory federal income tax rate as follows:


                                                                                       Year Ended March 31,
                                                                          -----------------------------------------------
                                                                              1999             1998             1997
                                                                          --------------  ---------------   -------------
            Statutory tax rate                                                34.0%            34.0%           (34.0)%
            State income taxes, net of federal income tax benefit              3.4              4.2              1.7
            Foreign taxes                                                      0.2              0.2             (0.7)
            Other, net                                                         1.7              1.1              3.5
                                                                          --------------  ---------------   -------------
               Effective tax rate                                             39.3%            39.5%           (29.5)%
                                                                          ==============  ===============   =============

       Deferred tax assets (liabilities) which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):


                                                                                             March 31,

                                                                     --------------------------------------------------------
                                                                            1999                                1998
                                                                     --------------------                --------------------
            Current:
               Deferred maintenance revenue                                     $ - - -                           $     531
               Allowance for doubtful accounts                                    1,312                               1,278
               Net operating loss carry forward                                     717                                 534
               Accrued compensation                                                 956                               1,109
               Other, net                                                            54                                (44)
                                                                     --------------------               ---------------------
                  Total current deferred tax assets                              $3,039                            $  3,408
                                                                     ====================               =====================

            Long-term:
               Deferred maintenance revenue - long-term                           (567)                            $  (625)
               Capitalized software                                                6,477                               6,258
               Depreciation                                                       (431)                               (441)
               Net operating loss carry forward                                   (260)                               (636)
               Research and development tax credit                              (1,711)                             (1,555)
               Other, net                                                           162                                  28
                                                                     --------------------               ---------------------
                  Total long-term deferred tax liabilities                        $3,670                             $ 3,029
                                                                     ====================               =====================

       The Company has consolidated research and development tax credit carry forwards of $1,710,719 which will expire in 2001 through 2019 and consolidated net operating loss carry forwards of $2,874,364 expiring 2012 through 2013.

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

(11) BENEFIT PROGRAMS

       The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. The Company's contributions for the years ended March 31, 1999, 1998 and 1997 were, $257,000, $260,000, and $254,000, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

       The following supplemental information summarizes the disclosure pertaining to the Statements of Cash Flows (in thousands):


                                                                                  Year Ended March 31,
                                                           ------------------------------------------------------------
                                                                   1999                  1998                 1997
                                                               -------------         -------------        -------------
      Cash paid during the year for:
         Interest                                             $         104         $         535        $         554
         Income taxes                                         $         101         $         132        $         191
      Non-cash investing and financing activities:
         Issuance of common and treasury stock for
            minority interest acquisition                     $       9,444                 - - -                - - -
         Excess of redemption value of preferred
            stock below carrying value                        $       1,255                 - - -                - - -
      Capital lease obligations incurred                              - - -         $         238        $         249

(13) COMMITMENTS AND CONTINGENCIES

       Legal

       The Company and certain of its directors have been named as defendants in a purported shareholder class action filed on April 28, 1998 in the Court of Chancery of the State of Delaware (CA. No. 16349), "Brickell Partners, Individually and on Behalf of All Others Similarly Situated v. Robert S. Bowen, et al". The suit alleges that in connection with the merger of Group 1 Software, Inc. into COMNET there were breaches of fiduciary duties in that COMNET, as majority stockholder of Group 1 Software, Inc. "had greater knowledge of Group 1 Software, Inc. than the public shareholders and has timed the merger transaction to take advantage of Group 1 Software, Inc.'s increased efficiency and prospects of profitability", to the unfair disadvantage of Group 1 Software, Inc.'s public shareholders. The Company believes that the complaint is meritless and is pursuing dismissal of all the claims made by Plaintiff in the lawsuit. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

       Leasing Arrangements

       The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year (in thousands):


                                                               Operating                        Capital
                                                            --------------------           ------------------
            2000                                           $             2,751            $             124
            2001                                                         2,500                          124
            2002                                                         2,083                           80
            2003                                                         1,485                           14
            2004 and thereafter                                          1,297                        - - -
                                                            --------------------           ------------------
    Total minimum lease payments                           $            10,116            $             342
                                                            ====================
    Amount representing interest                                                                        (45)
                                                                                           ------------------
    Net minimum lease payments                                                                          297
    Current portion of capital lease obligations                                                       (99)
                                                                                           ------------------
    Long-term portion of capital lease obligations                                        $             198
                                                                                           ==================

       Total rent expense, under operating leases for fiscal years ended March 31, 1999, 1998, and 1997 was $3,537,000, $3,479,000, and $3,081,000,
respectively.

(14) SEGMENT INFORMATION

       In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information. Prior year segment information has been restated to present the Company's two reportable segments, Marketing Support Software and Electronic Document Composition Software. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table presents certain financial information relating to each reportable segment:


                                                                                  Year Ended March 31,
                                                        -------------------------------------------------------------------------
                   Segment Information (in thousands)          1999                      1998                       1997
                   --------------------                 --------------------      --------------------       --------------------
Revenue
   Marketing Support Software                          $            44,274      $             43,221        $            40,350
   Electronic Document Composition Software                         21,017                    16,258                     10,975
   Other                                                             - - -                     1,526                      3,222
                                                        --------------------      --------------------       --------------------
        Total revenue                                  $            65,291      $             61,005        $            54,547
                                                        ====================      ====================       ====================
Gross Profit
   Marketing Support Software                          $            30,368      $             28,556        $            25,424
   Electronic Document Composition Software                         13,029                    10,846                      7,197
   Other                                                           (1,855)                   (1,433)                    (3,500)
                                                        --------------------      --------------------       --------------------
        Total gross profit                             $            41,542      $             37,969        $            29,121
                                                        ====================      ====================       ====================


       All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Marketing Support Software segment is $4.8 million, $4.2 million, and $5.6 million for 1999, 1998 and 1997, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment is $1.9 million, $1.4 million, and $1.2 million for 1999, 1998 and 1997, respectively.


                                                                               Year Ended March 31,
                                                     -------------------------------------------------------------------------
                      Geographic Area Information           1999                      1998                       1997
                      ---------------------------    --------------------      --------------------       --------------------
Revenue
   U.S. operations                                  $            57,771       $            53,779        $            50,110
   European operations                                           11,294                     9,678                      6,677
   Eliminations                                                  (3,774)                   (2,453)                    (2,240)
                                                     --------------------      --------------------       --------------------
        Total revenue                               $            65,291       $            61,004        $            54,547
                                                     ====================      ====================       ====================

Operating income
   U.S. operations                                  $              2,161      $              (215)       $            (4,431)
   European operations                                            2,763                     3,014                      2,147
                                                     --------------------      --------------------       --------------------
        Total operating income (loss)               $              4,924      $              2,799       $            (2,284)
                                                     ====================      ====================       ====================

Identifiable non-current assets
   U.S. operations                                  $             28,612      $             27,437       $            29,762
   European operations                                             6,351                     6,580                     5,885
   Eliminations                                                    (797)                     (797)                     (797)
                                                     --------------------      --------------------       --------------------
        Total identifiable non-current assets       $             34,166      $             33,220       $            34,850
                                                     ====================      ====================       ====================

       It is management's belief that the Company's intercompany sales between geographic areas are accounted for at prices consistent with market conditions with unaffiliated transactions. "U.S. operations" include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue which includes European operations, and U.S. operations and exports, were 17.4%, 15.4%, and 15.7% of total revenue in 1999, 1998, and 1997.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly unaudited financial information for the years ended March 31, 1999 and 1998 was as follows:

                                                           First        Second           Third            Fourth
                                                          Quarter       Quarter         Quarter           Quarter
                                                        -----------   -------------    -------------    -----------
(In thousands, except per share data)

Fiscal Year 1999:
Revenue                                                     $ 11,929    $14,561          $17,976            $20,825
Gross profit                                                  7,036        8,856           11,526           14,124
Income before taxes                                             145          732            1,355            2,939
Net income available to common
stockholders                                                     37          373              820           1,741
Basic earnings per share                                   $   0.01      $  0.11          $  0.22          $  0.47
Diluted earnings per share                                 $   0.01      $  0.11          $  0.22          $  0.46

Fiscal Year 1998:
Revenue                                                    $11,870      $15,364          $15,859          $17,911
Gross profit                                                  6,540       9,278            10,165           11,986
Income (loss) before taxes                                  (1,649)          937              911            2,136
Net income (loss) available to common
stockholders                                                  (953)          437              379            1,110
Basic earnings (loss) per share                            $ (0.29)      $  0.13          $  0.12          $  0.34
Diluted earnings (loss) per share                          $ (0.29)      $  0.13          $  0.12          $  0.34

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Directors and executive officers of the Company are as follows:

Name                             Age             Position
----                             ---
James V. Manning                  52             Chairman of the Board of Directors
Robert S. Bowen                   61             Chief Executive Officer and Vice Chairman
Ronald F. Friedman                55             President and Director
Mark D. Funston                   39             Vice President, Chief Financial Officer
Steven Bebee                      45             Executive Vice President
Alan P. Slater                    43             Executive Vice President
Edward Weiss                      48             Secretary and General Counsel
Bernard S. Miller                 57             Vice President, Chief Information Officer
Victor O. Forman                  53             Vice President, Domestic and International Postal
                                                 Affairs and Data Quality
Richard H. Eisenberg              61             Director
James P. Marden                   45             Director
Charles A. Mele                   42             Director
Charles J. Sindelar               62             Director
Bruce J Spohler                   38             Director
Thomas S Buchsbaum                48             Director

       The Company knows of no family relationships between any of the above.

       The Board of Directors is divided into three classes. One class of the Directors is elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Bowen, Friedman and Buchsbaum will expire at the next shareholder's meeting. The terms of Messrs. Eisenberg, Manning and Spohler will expire in 2000 and the terms of Messrs. Sindelar, Marden and Mele will expire in 2001. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

       Mr. James V. Manning has been Chairman of the Board of the Company since February, 1994 and a Director since 1992. He is Chief Executive Officer of Synetic, Inc. and has been a director of Synetic since May, 1989.

       Mr. Robert S. Bowen has been a Director and Chief Executive Officer of the Company for more than five years. Prior to the merger of Group 1 into the Company, Mr. Bowen was Director, Chairman of the Board and Chief Executive Officer of Group 1 since January, 1984.

       Mr. Ronald F. Friedman has been a Director of the Company for more than five years and president of the Company since September 1998. Prior to the merger of Group 1 into the Company, Mr. Friedman was President and Chief Operating Officer and a Director of Group 1 and its predecessor, Group 1 Software Division of Group 1, for more than five years.

       Mr. Mark D. Funston has been Vice President, Chief Financial Officer of the Company since September 1996 and was a Director from December 1996 through September 1998.

       Mr. Steven Bebee has been Executive Vice President since January 1997. From January 1991 to December 1996 he was Vice President of Sales.

       Mr. Alan P. Slater has been Executive Vice President since April 1992. From October 1987 to April 1992 he was Vice President of Sales.

       Mr. Edward Weiss has been Secretary and General Counsel of the Company since 1990.

       Mr. Bernard S. Miller has been Chief Information Officer since April 1997 and Vice President since 1989.

       Mr. Victor O. Forman has been Executive Vice President of the Company for more than five years.

       Mr. Richard H. Eisenberg has been a Director of the Company since February 1994. Mr. Eisenberg is currently Vice President, Great Northern Brokerage Corporation, and prior to that Senior Vice President of Kaye Insurance Association, L.P. since September 1992. He has also been President of APCO Corporation, an insurance brokerage firm, Vice President of Amalgamated Programs Corporation and President of Great Northern Brokerage Corporation for more than six years.

       Mr. James Marden has been a Director of the Company since 1992. Mr. Marden is currently serving as Senior Executive Vice President, Corporate Development for Medical Logistics, Inc. From 1994 to May 1999 Mr. Marden was Chairman of The Entertainment Connection, Inc., a privately held electronic retailer of audio and video products. He was Vice President - Acquisitions for Medco Containment Services, Inc. from 1991 to 1994 and held a similar position for Synetic, Inc. from 1993 to 1994. Prior to that time, Mr. Marden was a private investor for more than five years.

       Mr. Charles A. Mele has been a Director of the Company since 1992. Mr. Mele is Vice President/General Counsel and a director of Synetic, Inc. Prior to April 1994, he was Executive Vice President and General Counsel of Medco Containment Services, Inc., for more than six years.

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

       Mr. Bruce J. Spohler has been a Director since 1997. He has been Managing Director, High Yield, of CIBC Oppenheimer for more than five years.

       Mr. Thomas S. Buchsbaum has been a Director since September 1998. Since April 1997 he has been Vice President of Education at Dell Computer Corporation. Prior to that, for more than 5 years, he was Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

         REPORTS ON FORM 10-K

                                                                                                 Page Number
                                                                                                 -----------
         1.   Financial Statements:

              The following financial statements are submitted in Item 8:

                      Report of Independent Accountants on  Financial Statements                       16

                      Consolidated Balance Sheets as of March 31, 1999 and 1998                        17

                      Consolidated Statements of Operations for the  years
                      ended March 31, 1999, 1998 and 1997                                              18

                      Consolidated Statements of Comprehensive Income for the
                      years ended March 31, 1999, 1998 and 1997                                        19

                      Consolidated Statements of Stockholders' Equity  for the years
                      ended March 31, 1999, 1998 and 1997                                              20

                      Consolidated Statements of Cash Flows for the  years
                      ended March 31, 1999, 1998 and 1997                                              21

                      Notes to Consolidated Financial Statements for  the years
                      ended March 31, 1999, 1998 and 1997                                              22

         2.   Financial Statement Schedules

              The following financial statement schedule is filed as part of this report:

                       Report of Independent Accountants on Financial Statement
                       Schedule                                                                        47

                       Schedule II: Valuation and Qualifying Accounts for the Years
                       Ended March 31, 1999, 1998 and 1997                                             48

            Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

             3.       List of Exhibits.

          2.01 Agreement and Plan of Merger, dated June 23, 1998 by and between COMNET Corporation and Group 1 Software, Inc. (incorporated by reference to the Company's Prospectus filed August 18, 1998.)

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

          4.10        Intentionally deleted

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

          4.13 Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.

          4.14 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

          4.15        1995 Non-Employee Directors' Stock Option Plan

         10.01        Intentionally deleted

         10.02        Intentionally deleted.

         10.03        Intentionally deleted

         10.04        Intentionally deleted.

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

         10.07        Intentionally deleted

         10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert
                      S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.09 Fee Agreement between the Company and James V. Manning, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.100 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.10 Fee Agreement between the Company and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.11 Fee Agreement between the Company and Ronald F. Friedman, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.12        Indemnification Agreement between the Company and James
                      V. Manning, (incorporated by reference to Exhibit 10.105 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.13        Indemnification Agreement between the Company and James
                      P. Marden, (incorporated by reference to Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.14        Indemnification Agreement between the Company and Ronald
                      F. Friedman , (incorporated by reference to Exhibit
                      10.108 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.15        Intentionally deleted

         10.16        Indemnification Agreement between the Company and Robert
                      S. Bowen, (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.17 Stockholder Voting Agreement among Medco Containment Services, Inc. and Robert S. Bowen, Charles A. Crew, Ronald F. Friedman, Milton Kaplan, Perry E. Morrison, Leonard J. Smith and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.18 Advisory Committee Agreement between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.112 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.19 Advisory Committee Agreement between the Company and Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
                      1991).

         10.20        Advisory Committee Agreement between the Company and Perry
                      E. Morrison, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
                      1991).

         10.21 Agreement between the Company and Robert S. Bowen, dated as of January 23, 1992, (incorporated by reference to Exhibit 10.115 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.22        Intentionally deleted

         10.23        Amended and Restated Employment Agreement between Robert
                      S. Bowen and the Company, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.24        Amended and Restated Employment Agreement between Robert
                      S. Bowen and Group 1 Software, Inc., dated as of January 28, 1992, (incorporated by reference to Exhibit 10.119 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.25        Intentionally deleted

         10.26 Loan Agreement, dated March 1, 1993, between COMNET Corporation and Ronald F. Friedman.

         10.27 Indemnification Agreement, dated February 24, 1992, between COMNET Corporation and Charles A. Mele.

         10.28 Indemnification Agreement between COMNET Corporation and Charles J. Sindelar.

         10.29        Lease covering Company office facilities in Lanham, MD -
                      1993.

         10.30        Intentionally deleted.

         10.31        Intentionally deleted

         10.32 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.

         10.33        Intentionally deleted

         10.34        Intentionally deleted

         10.35        Intentionally deleted.

         10.36        Intentionally deleted

         10.37        Intentionally deleted

         10.38        Intentionally deleted

         10.39        Intentionally deleted

         10.40 Fifth Amendment to Employment Agreement, dated as of April 1, 1995, by and between Group 1 Software, Inc. and Ronald F. Friedman.

         10.41        COMNET Corporation, Deferred Compensation Plan

         10.42 Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.43        Intentionally deleted

         10.44 Agreement between Sidco, Inc., and CMEDS, Inc., dated November 14, 1995 (incorporated by reference to Exhibit
                      10.44 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.45 Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.46 First Amendment to Sublease, dated April 15, 1994, by and between COMNET Corporation and Group 1 Software, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.47        First Amendment to Loan Agreement with Ronald F.
                      Friedman, dated as of January 15, 1996.

         10.48 Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996.

         10.49 Agreement to Extend Management and Services Agreement, dated April 1, 1997, by and between the Company and Group 1 Software, Inc.

         10.50 First Amendment to Employment Agreement by and between Robert S. Bowen and COMNET Corporation, dated August 15, 1997.

         10.51 Second Amendment to Employment Agreement by and between Robert S. Bowen and COMNET

                      Corporation, dated January 12, 1998.

         10.52 Third Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated August 15, 1997.

         10.53 Fourth Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated January 12, 1998.

         10.54 Fifth Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated May 11, 1998.

         10.55 Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dated September 4, 1997.

        *10.56 Agreement to repurchase preferred and common stock from Merck & Co Inc. dated September 25, 1998.

         *22.0        Subsidiaries of Group 1 Software, Inc.

         *23.1        Consent of PricewaterhouseCoopers LLP.

-------------------------------
         *  Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

                                -----------------

To the Board of Directors of
 Group 1 Software, Inc.

       Our audits of the consolidated financial statements referred to in our reports dated June 4, 1999 appearing in the 1999 Annual Report to Shareholders of Group 1 Software, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia
June 4, 1999

                                  SCHEDULE II
                             GROUP 1 SOFTWARE, INC.
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 1999, 1998,
                                    AND 1997
                                 (IN THOUSANDS)

           Column A               Column B         Column C      Additions        Column D         Column E
--------------------------   ------------------  ---------------------------  ---------------  -------------
                                Balance at        Charged to     Charged to                       Balance
                                 Beginning         Costs and       Other         Deductions       at end
           Description            of Year          Expenses       Accounts       Describe(1)      of year
           -----------          ----------        ----------     ----------     ------------    ------------
Year ended March 31, 1999      $  3,603           $  2,955        - - -          $ (3,175)       $   3,383
  Allowance for  doubtful
  accounts

Year ended March 31, 1998
  Allowance for  doubtful      $  3,208           $  3,505        - - -          $ (3,110)       $   3,603
  accounts

Year ended March 31, 1997
  Allowance for  doubtful      $  2,409           $  1,956        - - -          $ (1,157)       $   3,208
  accounts

-----------------------------

(1) The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  GROUP 1 SOFTWARE, INC.

                                     (Registrant)

Date:  June 29, 1999                       By:
                                              ---------------------------------
                                                     Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                        Date
---------                          ------                                       ----


------------------------------
Robert S. Bowen                    Chief Executive                              June 29, 1999
                                   Officer and Director                         -------------
                                   (Principal Executive Officer)

------------------------------
Mark D. Funston                    Vice President                               June 29, 1999
                                   Chief Financial Officer                      -------------
                                   Treasurer (Principal Financial and
                                   Accounting Officer)

------------------------------
Ronald F. Friedman                 President and Director                       June 29, 1999
                                                                                -------------

------------------------------
James V. Manning                   Chairman of the Board                        June 29, 1999
                                                                                -------------

------------------------------
Charles J. Sindelar                Director                                     June 29, 1999
                                                                                -------------

------------------------------
James Marden                       Director                                     June 29, 1999
                                                                                -------------

------------------------------
Charles A. Mele                    Director                                     June 29, 1999
                                                                                -------------

------------------------------
Richard H. Eisenberg               Director                                     June 29, 1999
                                                                                -------------

------------------------------
Bruce J. Spohler                   Director                                     June 26, 1999
                                                                                -------------

------------------------------
Thomas S. Buchsbaum                Director                                     June 29, 1999
                                                                                -------------

Index of Exhibits

                                                                   PAGE NUMBER

         *10.56       Agreement to repurchase preferred and
                      common stock from Merck & Co Inc. dated
                      September 25, 1998.

         *22.0        Subsidiaries of Group 1 Software, Inc.

         *23.1        Consent of PricewaterhouseCoopers, LLP


-------------------------------
         *  Filed herewith.