Form 10-K/A
period 1999-03-31
GROUP 1 SOFTWARE INC
filed 1999-07-02
CIK 23055

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-K/A

                              AMENDMENT NO. 1 TO

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

                      Consolidated Balance Sheets as of March 31, 1999 and 1998

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

         *27.0        Financial Data Schedule

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

Index of Exhibits



         *10.56       Agreement to repurchase preferred and
                      common stock from Merck & Co Inc. dated
                      September 25, 1998.

         *22.0        Subsidiaries of Group 1 Software, Inc.

         *23.1        Consent of PricewaterhouseCoopers, LLP

         *27.0        Financial Data Schedule

-------------------------------
         *  Filed herewith.