Form 10-Q
period 1999-06-30
GROUP 1 SOFTWARE INC
filed 1999-08-16
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended June 30, 1999                Commission file number 0-6355



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


       YES   X                                    NO
           -----                                      -----




                                                  Shares Outstanding Effective
Class                                             August 12, 1999
----------------------------                      ---------------
Common Stock, $.50 par value                      3,725,290

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                       June 30,                            March 31,
                                                                         1999                                1999
                                                                ----------------------               --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $               7,983                $            13,378
   Short-term investments                                                      8,034                              1,471
   Trade and installment accounts receivable, less
    allowance of $3,407 and $3,383                                            18,277                             22,596
   Deferred income taxes                                                       3,074                              3,039
   Prepaid expenses and other current assets                                   2,952                              3,149
                                                                ----------------------               --------------------

Total current assets                                                          40,320                             43,633

Installment accounts receivable, long-term                                     1,883                              2,221
Property and equipment, net                                                    3,756                              3,678
Computer software, net                                                        23,076                             22,559
Other assets                                                                   5,524                              5,708
                                                                ----------------------               --------------------
   Total assets                                                $              74,559                $            77,799
                                                                ======================               ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $               2,122                $             2,136
   Current portion of long-term debt                                             102                                 99
   Accrued expenses                                                            5,449                              5,647
   Accrued compensation                                                        4,068                              7,095
   Current deferred revenues                                                  21,250                             20,863
                                                                ----------------------               --------------------
Total current liabilities                                                     32,991                             35,840
Long-term debt, net of current portion                                           171                                198
Deferred revenues, long-term                                                   2,295                              2,670
Deferred income taxes                                                          3,345                              3,670
                                                                ----------------------               --------------------
  Total liabilities                                                           38,802                             42,378
                                                                ----------------------               --------------------
Commitments and contingencies

Stockholders' equity:
   6% cumulative convertible preferred stock $0.25 par
   value; 200 shares authorized; 48 and 148 shares
   issued and outstanding                                                        916                                916
Common stock $0.50 par value; 14,000 shares authorized;
   4,047 and 4,045 shares issued and outstanding                               2,024                              2,023
Additional paid in capital                                                    25,078                             25,071
Retained earnings                                                              9,816                              9,451
Accumulated comprehensive income                                                 (23)                                14

Less treasury stock, 322 shares, at cost                                      (2,054)                            (2,054)
                                                                ----------------------               --------------------
Total stockholders' equity                                                    35,757                             35,421
                                                                ----------------------               --------------------
Total liabilities and stockholders' equity                     $              74,559                $            77,799
                                                                ======================               ====================

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             For the Three Month Period
                                                                                   Ended June 30,
                                                                ----------------------------------------------------
                                                                        1999                            1998
                                                                --------------------            --------------------
Revenues:
   Software license and related revenues                                  $  6,885                        $  4,575
   Maintenance and services                                                  9,872                           7,354
                                                                --------------------            --------------------
     Total revenue                                                          16,757                          11,929
                                                                --------------------            --------------------

Cost of revenue:
   Software license expense                                                  3,199                           2,060
   Maintenance and service expense                                           3,717                           2,833
                                                                --------------------            --------------------
     Total cost of revenue                                                   6,916                           4,893
                                                                --------------------            --------------------

Gross profit                                                                 9,841                           7,036

Operating expenses:
   Research and development                                                    794                             571
   Sales and marketing                                                       5,863                           4,325
   General and administrative                                                2,774                           2,051
                                                                --------------------            --------------------
     Total operating expenses                                                9,431                           6,947
                                                                --------------------            --------------------

Income from operations                                                         410                              89

Non-operating income (expenses)
   Interest income                                                             192                              79
   Interest expense                                                             (9)                            (14)
   Other non-operating                                                          25                              (9)
                                                                --------------------            --------------------
     Total non-operating income                                                208                              56
                                                                --------------------            --------------------

Income from operations before provision for income taxes
   and minority interest                                                       618                             145

Provision for income taxes                                                     239                              55


Minority interest in net income of consolidated
   subsidiary                                                                  ---                               9
                                                                --------------------            --------------------
Net income                                                                     379                              81

Preferred stock dividend requirements                                          (14)                            (44)
                                                                --------------------            --------------------

Net income available to common stockholders                               $    365                        $     37
                                                                ====================            ====================

Basic earnings per share                                                  $   0.10                        $   0.01
                                                                ====================            ====================

Diluted earnings per share                                                $   0.10                        $   0.01
                                                                ====================            ====================

Basic weighted average shares outstanding                                    3,725                           3,278
                                                                ====================            ====================

Diluted weighted average shares outstanding                                  3,780                           3,459
                                                                ====================            ====================


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     For the Three Month Period
                                                                                           Ended June 30,
                                                                      --------------------------------------------------------
                                                                                   1999                         1998
                                                                           -------------------         ---------------------
Cash flows from operating activities:
     Net income                                                        $                 379          $                 81
  Adjustments to reconcile net income from
     Operations to net cash provided by operating activities:
        Amortization expense                                                           2,696                         1,981
        Depreciation expense                                                             388                           305
        Provision for doubtful accounts                                                  150                           380
        Net loss on disposal of assets                                                     9                         - - -
        Deferred income taxes                                                          (358)                         (146)
        Minority interest in income of consolidated subsidiary                         - - -                             9
   Changes in assets and liabilities:
        Accounts receivable                                                            4,493                         7,693
        Prepaid expenses and other current assets                                        196                           383
        Other assets                                                                      42                           193
        Deferred revenue                                                                  20                       (1,274)
        Accounts payable                                                                (11)                          281
        Accrued expenses                                                             (3,226)                       (2,924)
                                                                           -------------------         ---------------------
     Net cash provided by operating activities                                         4,778                         6,962
                                                                           -------------------         ---------------------

Cash flows from investing activities:
        Purchase and development of computer software                                (3,070)                       (1,594)
        Purchase of property and equipment                                             (522)                         (140)
        Purchase of short-term investments                                          (27,339)                           ---
        Sale of short term investments                                                20,775                           ---
                                                                           -------------------         ---------------------
     Net cash used in investing activities                                          (10,156)                       (1,734)
                                                                           -------------------         ---------------------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                            8                            23
        Repayment of long-term debt                                                     (24)                          (74)
                                                                           -------------------         ---------------------
     Net cash used in financing activities                                              (16)                          (51)
                                                                           -------------------         ---------------------

Net increase (decrease) in cash and cash equivalents                                 (5,394)                         5,177
     Effect of exchange rate on cash and cash equivalents                                (1)                            12
     Cash and cash equivalents at beginning of period                                 13,378                         3,683
                                                                           -------------------         ---------------------
     Cash and cash equivalents at end of period                        $               7,983          $              8,872
                                                                           ===================         =====================

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               For the Three Month Period
                                                                                     Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                    1999                                      1998
                                                          -------------------------                 -------------------------
   Net income                                                                $379                                      $ 81

   Foreign currency translation adjustments                                   (37)                                      (37)
                                                          -------------------------                 -------------------------

   Comprehensive income                                                     $ 342                                      $ 44
                                                          =========================                 =========================

See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the year ending March 31, 2000. The information contained in the annual report on the Form 10-K for the year ended March 31, 1999, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $2.6 million and $2.1 million for the three months ended June 30, 1999 and 1998, respectively.

3. Earnings per share

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

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands):

                                                                                    FOR THE THREE MONTH PERIOD ENDED
                                                                                                JUNE 30,
                                                                                  --------------------------------------
                                                                                       1999                    1998
                                                                                  --------------          --------------
  Weighted common shares outstanding - basic                                              3,725                   3,278
  Effect of dilutive securities:
      Stock options                                                                          55                     181
                                                                                  --------------          --------------
Weighted average shares outstanding-diluted                                               3,780                   3,459
                                                                                  ==============          ==============

There were additional potentially dilutive convertible securities of 47,500 and 147,500 in the three month periods ended June 30, 1999 and 1998 respectively, which were not included in the earnings (loss) per share calculation due to their anti-dilutive effect.

4. Recent Accounting Pronouncements

The AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," in December 1998, which provides additional guidance on SOP 97-2. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999, which, in the case of the Company, is the fiscal year beginning April 1, 1999 and ending March 31, 2000. SOP 98-9 did not have a material impact on the Company's Consolidated Financial Statements for the quarter ending June 30, 1999 and the Company believes it will not have a material impact on future periods.

5. Legal Contingencies

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

6. Segment Information

     In 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information. Prior year segment information has been restated to present the Company's two reportable segments, Marketing Support Software and Electronic Document Composition Software. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's annual report on Form 10-K for the year ended March 31, 1999. The following table presents certain financial information relating to each reportable segment:

                                                                      Quarter Ended June 30,
                                                        -------------------------------------------------

      Segment Information (in
      --------------------
      thousands)                                                1999                          1998
                                                        --------------------          -------------------

Revenue
   Marketing Support Software                          $            10,973           $            7,766

   Electronic Document Composition Software                          5,784                        4,163
                                                        --------------------          -------------------

        Total revenue                                  $            16,757           $           11,929
                                                        ====================          ===================

Gross Profit
   Marketing Support Software                          $             6,785           $            4,918

   Electronic Document Composition Software                          3,616                        2,486
   Other                                                              (560)                        (368)
                                                        --------------------          -------------------

        Total gross profit                             $             9,841           $            7,036
                                                        ====================          ===================

     All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Marketing Support Software segment is $1.5 million and $1.2 million for the quarter ending June 30, 1999 and 1998, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment is $0.6 million and $0.5 million for the quarter ending June 30 1999 and 1998, respectively.

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

For the quarters ending June 30, 1999 and 1998 the Company had revenues of $16.8 million and $11.9 million, respectively. Net income available to common stockholders for the quarter ended June 30, 1999 was $0.4 million or $0.10 diluted earnings per share compared with net income available to common stockholders of $37,000 or $0.01 diluted earnings per share in the same quarter of fiscal 1998. The increase in profitability for the three month period is primarily due to higher revenue in both of the Company's operating segments.

All of Group 1's operations are in the two business segments defined as marketing support software and electronic document composition software. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually one or two years. International revenues accounted for 15% of Group 1's total revenue in the first quarter of fiscal 2000 and 17% in the first uarter of fiscal 1999. The percentage is expected to increase with the continued growth of European and Latin American revenue.

Software license fees and related revenues of $6.9 million for the first fiscal quarter of 2000 increased 50% from the prior year period. As a percent of total revenue, first quarter software licenses and related revenues were 41% in fiscal 2000 compared with 38% in fiscal 1999. The increase for the three month period was due to higher license sales in both the Mailing Efficiency/Data Quality segment and the Electronic Document Composition segment.

License fees from Electronic Document Systems increased 22% in the fiscal first quarter over the same period the prior year. The increase was due to higher domestic sales of the DOC 1 product.

For the quarter ended June 30, 1999 license fees from Database Marketing Products increased by $0.9 million compared to the same period in the prior year. The increase was due to higher sales across the product line.

The Company's Mailing Efficiency/Data Quality software license fees for the fiscal first quarter of 2000 increased 34% over the same period in the prior year. The increase was due to strong demand across the product line.

Maintenance and service revenue of $9.9 million for the first fiscal quarter of 2000 increased 34% over the prior year period. Maintenance and service revenue accounted for 59% of total revenue for the quarter ended June 30, 1999 compared with 62% in the prior year. The decrease in percentage of revenue from maintenance and service is due to higher license fees in Doc 1 and Mailing Efficiency/Data Quality. Recognized maintenance fees included in maintenance and service revenue, were $7.3 million and $5.6 million for the quarter ended June 30, 1999 and 1998 respectively, an increase of 30% over the comparable period in the prior year. The increase in revenue is due to the recognition of higher maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increased installed customer base. Professional and educational service revenue of $2.6 million for the quarter ended June 30, 1999, were 53% over the comparable period in the prior year. The increase in service revenue is primarily due to higher services associated with the DOC 1 product line.

During the first quarter of fiscal 2000, total operating costs of $16.3 million amounted to 98% of revenue compared with $11.8 million or 99% of revenue during the same period the prior year. The various components of operating expenses are discussed below.

Software license expense increased to $3.2 million for the three months ended June 30, 1999, from $2.1 million in the prior year period, representing 46% and 45% of software license fees and related revenue, respectively.

Maintenance and service expense increased to $3.7 million in the current quarter from $2.8 million in the comparable period in fiscal 1999, representing 38% and 39% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue can be attributed to higher maintenance and service revenue.

Included in maintenance and service expense above are professional and educational service costs of $2.0 million which were 76% of professional service and education revenue for the first quarter compared with $1.2 million or 70% for the comparable period in the prior year. The increase in expense as a percent of revenue for the quarter can be attributed to the increased use of high cost third party vendors to perform services associated with the Mailing Efficiency/Data Quality products.

Costs of maintenance were $1.7 million for the first fiscal quarter of 2000 representing 24% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.6 million or 29% of maintenance revenue. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance support costs spread over a larger revenue base.

Research, development and indirect support expenses (after capitalization of certain software development costs) totaled $0.8 million for the first fiscal quarter of 2000 and $0.6 million for the same period of fiscal 1999. The Company expects these costs to remain relatively constant as a percentage of revenue for the foreseeable future.

Selling and marketing expenses totaled $5.9 million or 35% of revenue in the first quarter of fiscal 2000 and $4.3 million or 36% in the prior year same period. The decrease in cost as a percent of revenue for the three month period versus the prior year same period was primarily due to higher revenue.

General and administrative expenses were $2.8 million or 17% of total revenue compared with $2.1 million or 17% of revenue for the three months ended June 30, 1999 and 1998, respectively.

Net non-operating income was $0.2 million for the quarter ended June 30, 1999 as compared with net non-operating income of $57,000 for the same period in the prior year. This increase represents higher interest income generated from higher cash and short term investment balances in the current period compared to the same period of fiscal 1998.

The Company's effective tax rate was 39% and 38% for the three month period ending June 30, 1999, and 1998, respectively. The current year's rate is the net effect of a 34% effective tax rate on foreign taxable income and a 45% rate on domestic taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $7.6 million at June 30, 1999, as compared with $7.8 million at March 31, 1999. The current ratio was 1.2 to 1 at both June 30, 1999 and March 31, 1999.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 1999. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At June 30, 1999 and at March 31, 1999 there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 1999, net income of $379,000 plus non-cash expenses of $2.9 million provided a total of $3.3 million cash from operating activities. This amount was increased by cash provided by working capital items totaling $1.5 million resulting in net cash provided by operating activities of $4.8 million. The cash provided by working capital items includes a $4.5 million decrease in accounts receivable, offset by a $3.2 million decrease in accrued expenses and $0.2 million provided by other working capital items. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $3.1 million, and capital equipment of $0.5 million, in addition to the purchase of $6.6 million in short term marketable securities resulted in $10.2 million used by investing activities. The $3.1 million dollar investment in purchased and developed software included $1.2 million for the acquisition of a source code license to a data quality system that was previouly sold by Group 1 under a royalty arrangement. $16,000 was used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $3.7 million or 71%, of the installment receivables at June 30, 1999.

As of June 3, 1999, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

     The Company has identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. The Company has completed upgrading and testing on its major finance, customer information management and other critical systems for Year 2000 functionality. Other less critical systems continue to be tested and upgraded as required. Current releases of all products modification sold by the Company have been modified to ensure Year 2000 functionality. The costs of the readiness program for products and internal systems are primarily costs of existing internal resources largely absorbed within existing spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other operating costs. No future material product readiness costs are anticipated. Although the Company expects to be Year 2000 ready when necessary, failure of the Company or significant key suppliers or customers to be fully Year 2000 ready could potentially have a material adverse impact on the results of the Company's operations. The Company is currently evaluating contingency plans.

Recent Accounting Pronouncements

The AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," in December 1998, which provides additional guidance on SOP 97-2. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999, which, in the case of the Company, is the fiscal year beginning April 1, 1999 and ending March 31, 2000. SOP 98-9 did not have a material impact on the Company's Consolidated Financial Statements for the quarter ending June 30, 1999 and the Company believes it will not have a material impact on future periods.

Legal Contingencies

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


                                        Group 1 Software, Inc.




Date: August 16, 1999
                                        /s/ Mark Funston
                                        Mark Funston
                                        Chief Financial Officer