Form 10-Q
period 1999-09-30
GROUP 1 SOFTWARE INC
filed 1999-11-15
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ..................

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999          Commission file number 0-6355



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

            YES       X                            NO
               -------------                          ---------------


                                                   Shares Outstanding Effective
Class                                              November 12, 1999
----------------------------                       -----------------
Common Stock, $.50 par value                       3,727,490

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                            September 30,      March 31,
                                                                1999             1999
                                                            -----------        --------
 ASSETS
 Current assets:
    Cash and cash equivalents                                  $ 13,537        $ 13,378
    Short-term investments                                        8,892           1,471
    Trade and installment accounts receivable, less
      allowance of $3,552 and $3,383                             16,993          22,596
    Deferred income taxes                                         3,155           3,039
    Prepaid expenses and other current assets                     3,041           3,149
                                                               --------        --------
 Total current assets                                            45,618          43,633

 Installment accounts receivable, long-term                       1,493           2,221
 Property and equipment, net                                      3,968           3,678
 Computer software, net                                          22,426          22,559
 Other assets                                                     5,177           5,708
                                                               --------        --------
    Total assets                                               $ 78,682        $ 77,799
                                                               ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                           $  2,846        $  2,136
    Current portion of long-term debt                               104              99
    Accrued expenses                                              6,637           5,647
    Accrued compensation                                          5,437           7,095
    Current deferred revenues                                    21,757          20,863
                                                               --------        --------
 Total current liabilities                                       36,781          35,840
 Long-term debt, net of current portion                             144             198
 Deferred revenues, long-term                                     1,775           2,670
 Deferred income taxes                                            2,956           3,670
                                                               --------        --------
   Total liabilities                                             41,656          42,378
                                                               --------        --------
 Commitments and contingencies

 Stockholders' equity:
    6% cumulative convertible preferred stock $0.25 par
    value; 200 shares authorized; 48 shares issued and
    outstanding                                                     916             916
 Common stock $0.50 par value; 14,000 shares authorized;
    4,048 and 4,045 shares issued and outstanding                 2,024           2,023
 Additional paid in capital                                      25,088          25,071
 Retained earnings                                               10,912           9,451
 Accumulated comprehensive income                                   140              14
 Less treasury stock, 322 shares, at cost                        (2,054)         (2,054)
                                                               --------        --------
 Total stockholders' equity                                      37,026          35,421
                                                               --------        --------
 Total liabilities and stockholders' equity                    $ 78,682        $ 77,799
                                                               ========        ========

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             For the Three Month Period    For the Six Month Period
                                                                 Ended September 30,          Ended September 30,
                                                               ----------------------      ----------------------
                                                                 1999          1998          1999          1998
                                                               --------      --------      --------      --------
Revenues:
   Software license and related revenues                       $  9,233      $  7,130      $ 16,118      $ 11,705
   Maintenance and services                                      10,037         7,431        19,909        14,785
                                                               --------      --------      --------      --------
     Total revenue                                               19,270        14,561        36,027        26,490
                                                               --------      --------      --------      --------

Cost of revenue:
   Software license expense                                       3,261         2,669         6,460         4,729
   Maintenance and service expense                                3,747         3,036         7,464         5,868
                                                               --------      --------      --------      --------
     Total cost of revenue                                        7,008         5,705        13,924        10,597
                                                               --------      --------      --------      --------

Gross profit                                                     12,262         8,856        22,103        15,893

Operating expenses:
   Research and development                                       1,011           647         1,805         1,219
   Sales and marketing                                            6,336         4,991        12,199         9,317
   General and administrative                                     3,223         2,546         5,997         4,597
                                                               --------      --------      --------      --------
     Total operating expenses                                    10,570         8,184        20,001        15,133
                                                               --------      --------      --------      --------

Income from operations                                            1,692           672         2,102           760

Non-operating income
   Interest income                                                  228           119           421           199
   Interest expense                                                 (55)          (12)          (63)          (26)
   Other non-operating                                              (30)          (47)           (7)          (56)
                                                               --------      --------      --------      --------
     Total non-operating income                                     143            60           351           117
                                                               --------      --------      --------      --------

Income from operations before provision for income taxes
   and minority interest                                          1,835           732         2,453           877

Provision for income taxes                                          725           271           964           325

Minority interest in net income of consolidated subsidiary          ---            74           ---            83
                                                               --------      --------      --------      --------
Net income                                                        1,110           387         1,489           469
Preferred stock dividend requirements                                14            14            28            59
                                                               --------      --------      --------      --------

Net income available to common stockholders                    $  1,096      $    373      $  1,461      $    410
                                                               ========      ========      ========      ========

Basic earnings per share                                       $   0.29      $   0.11      $   0.39      $   0.12
                                                               ========      ========      ========      ========

Diluted earnings per share                                     $   0.29      $   0.11      $   0.39      $   0.12
                                                               ========      ========      ========      ========

Basic weighted average shares outstanding                         3,725         3,314         3,725         3,296
                                                               ========      ========      ========      ========

Diluted weighted average shares outstanding                       3,782         3,559         3,779         3,439
                                                               ========      ========      ========      ========


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       FOR THE SIX MONTH PERIOD
                                                                                          ENDED SEPTEMBER 30,
                                                                         -------------------------------------------------
                                                                                  1999                        1998
                                                                         ------------------------      -------------------
Cash flows from operating activities:
     Net income                                                         $                 1,489       $              469
  Adjustments to reconcile net income from
     Operations to net cash provided by operating activities:
        Amortization expense                                                              5,702                    4,017
        Depreciation expense                                                                799                      619
        Provision for doubtful accounts                                                     488                    1,105
        Net loss on disposal of assets                                                        9                    - - -
        Deferred income taxes                                                             (836)                    (141)
        Minority interest in income of consolidated subsidiary                            - - -                       83
   Changes in assets and liabilities:
        Accounts receivable                                                               5,893                    6,997
        Prepaid expenses and other current assets                                           112                      504
        Other assets                                                                         82                      171
        Deferred revenues                                                                  (35)                  (1,961)
        Accounts payable                                                                    701                      214
        Accrued expenses                                                                  (703)                  (1,833)
                                                                         ------------------------      -------------------
     Net cash provided by operating activities                                           13,701                   10,244
                                                                         ------------------------      -------------------

Cash flows from investing activities:
        Purchase and development of computer software                                   (4,847)                  (3,413)
        Purchase of property and equipment                                              (1,214)                    (617)
        Purchase of short-term investments                                             (38,148)                      ---
        Sale of short-term investments                                                   30,727                      ---
        Purchase of minority interest                                                     - - -                    (454)
                                                                         ------------------------      -------------------
     Net cash used in investing activities                                             (13,482)                  (4,484)
                                                                         ------------------------      -------------------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                              18                      161
        Repayment of long-term debt                                                        (49)                    (106)
        Dividends paid on preferred stock                                                  (29)                     (89)
        Repurchase of common stock                                                        - - -                  (3,465)
        Repurchase of preferred stock                                                     - - -                    (675)
                                                                         ------------------------      -------------------
     Net cash used in financing activities                                                 (60)                  (4,174)
                                                                         ------------------------      -------------------

Net increase in cash and cash equivalents                                                   159                    1,586
     Effect of exchange rate on cash and cash equivalents                                 - - -                     (17)
     Cash and cash equivalents at beginning of period                                    13,378                    3,683
                                                                         ------------------------      -------------------
     Cash and cash equivalents at end of period                   $                      13,537       $            5,252
                                                                         ========================      ===================

See notes to consolidated financial statements.

                            GROUP 1 SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                 For the Three Month Period        For the Six Month Period
                                                     Ended September 30,              Ended September  30,
                                              ---------------------------------  -----------------------------

                                                  1999               1998            1999           1998
                                              ---------------   ---------------  --------------  -------------
Net income                                            $1,110              $387           $1,489          $469

Foreign currency translation adjustments                 163                58              126            21
                                              ---------------   ---------------  --------------  -------------

Comprehensive income                                  $1,273              $445           $1,615          $490
                                              ===============   ===============  ==============  =============


See notes to consolidated financial statements.

                            Group 1 Software, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The consolidated financial statements for the three and six months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results for the year ending March 31, 2000. The information contained in the annual report on the Form 10-K for the year ended March 31, 1999, should be referred to in connection with the unaudited interim financial information.

2. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $5.2 million and $4.5 million for the six months ended September 30, 1999 and 1998, respectively. Capitalization of computer software development costs for the same six month periods were $3.4 million and $3.3 million respectively.

3. Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income available to common stockholders by the weighted number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands):


                                                    For the Three Month Period                    For the Six Month Period
                                                       Ended  September 30,                          Ended September 30,
                                             ------------------------------------------   -----------------------------------------
                                                   1999                    1998                 1999                   1998
                                             ------------------      ------------------   ------------------     ------------------
  Weighted common shares outstanding - basic             3,725                   3,314                3,725                  3,296
  Effect of dilutive securities:
      Stock options                                         57                     103                   54                    143
      Weighted preferred shares outstanding              - - -                     142                - - -                    ---
                                             ------------------      ------------------   ------------------     ------------------
Weighted average shares outstanding-diluted              3,782                   3,559                3,779                  3,439
                                             ==================      ==================   ==================     ==================


There were additional potentially dilutive convertible securities of 47,500 in the three and six month periods ended September 30, 1999 and 145,000 in the six months ended September 30, 1998, which were not included in the earnings per share calculation due to their anti-dilutive effect.

4. Legal Contingencies

The Company and certain of its directors have been named as defendants in a purported shareholder class action filed on April 28, 1998 in the Court of Chancery of the State of Delaware (CA. No. 16349), "Brickell Partners, Individually and on Behalf of All Others Similarly Situated v. Robert S. Bowen, et al". The suit alleges that in connection with the merger of Group 1 Software, Inc. into COMNET Corporation ("COMNET") there were breaches of fiduciary duties in that COMNET, as majority stockholder of Group 1 Software, Inc. "had greater knowledge of Group 1 Software, Inc. than the public shareholders and has timed the merger transaction to take advantage of Group 1 Software, Inc.'s increased efficiency and prospects of profitability", to the unfair disadvantage of Group 1 Software, Inc.'s public shareholders. The Company believes that the complaint is meritless and is pursuing dismissal of all the claims made by Plaintiff in the lawsuit. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

5. Segment Information

The following table presents certain financial information relating to each reportable segment:


                                                  Three Months Ended             Six Months Ended
                                                    September 30,                 September 30,
                                              ---------------------------   ---------------------------
      Segment Information (in thousands)
      --------------------                        1999          1998           1999            1998
                                              ------------  -------------   -----------    ------------
Revenue:
   Marketing support software                    $13,496        $ 9,735       $24,469         $17,502
   Electronic document
    composition software                           5,774          4,826        11,558           8,988
                                              ------------  -------------   -----------    ------------
        Total revenue                            $19,270        $14,561       $36,027         $26,490
                                              ============  =============   ===========    ============
Gross Profit:

   Marketing support software                    $ 7,390        $ 5,096       $12,822         $ 8,990
   Electronic document
     Composition software                          4,872          3,976         9,763           7,277
   Other                                             ---          (216)         (482)           (374)
                                              ------------  -------------   -----------    ------------
Total Gross Profit                               $12,262         $8,856       $22,103         $15,893
                                              ============  =============   ===========    ============

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the marketing support software segment is $1.8 million and $1.4 million for the quarters ended September 30, 1999 and 1998, respectively. For the six month period ended September 30, 1999 and 1998, amortization associated with the marketing support software segment is $3.3 million and $ 2.6 million, respectively. Amortization of capitalized software associated with the electronic document composition software segment is $0.5 million for the quarters ending September 30, 1999 and 1998. For the six month period ending September 30, 1999 and 1998, amortization of capitalized software associated with the electronic document composition software segment is $1.1 million and $1.0 million, respectively.

6. Supplemental Cash Flow Information


                                                                                      For the Six Month Period
                                                                                        Ended September 30,
                                                                            ---------------------------------------------
                                                                                   1999                      1998
                                                                            -------------------       -------------------
Non Cash Investing and Financing Activities:

     Issuance of common and treasury stock for minority interest
        acquisition                                                                    $ - - -                   $ 9,444
     Excess of redemption value of preferred stock below carrying value                $ - - -                   $ 1,254


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

For the quarters ended September 30, 1999 and 1998, the Company had revenues of $19.3 million and $14.6 million, respectively. Net income available to common stockholders for the quarter ended September 30, 1999 was $1.1 million or $0.29 diluted earnings per share compared with net income available to common stockholders of $0.37 million or $0.11 diluted earnings per share in the same quarter of fiscal 1999. For the six months ended September 30, 1999 and 1998, the Company's revenues were $36.0 million and $26.5 million, respectively. The Company's net income available to common stockholders for the six month period was $1.5 million or $0.39 diluted earnings per share compared with $0.41 million or $0.12 diluted earnings per share in the same period the prior year. The increase in profitability for the latest fiscal 2000 three and six month periods are primarily due to higher revenue in both of the Company's operating segments.

All of Group 1's operations are in the two business segments defined as marketing support software and electronic document composition software. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually one or two years. International revenues accounted for 11% of Group 1's total revenue in the second quarter of fiscal 2000 and 18% in the second quarter of fiscal 1999. International revenues accounted for 13% and 18% of Group 1's total revenue for the six months ended September 30, 1999 and 1998, respectively. The decrease in international revenue as a percent of total revenue for the quarter and six month period is due to slightly lower European sales of electronic document composition software combined with significantly higher domestic revenue in both business segments.

Software license fees and related revenues of $9.2 million for the second fiscal quarter of 2000 increased 29% from the prior year period. As a percent of total revenue, second quarter software licenses and related revenues were 48% in fiscal 2000 compared with 49% in fiscal 1999. For the six month period, software licenses and related revenues of $16.1 million were 38% above the prior year period. The increase for the three and six month periods ended September 30, 1999 was due to higher license sales in both the marketing support segment and the electronic document composition segment.

License fees from electronic document in systems increased 25% in the fiscal second quarter over the same period the prior year. For the six month period ended September 30, 1999, electronic document systems license fees increased 22% over the comparable period the prior year. The increase in sales for the three and six month period ended September 30, 1999 was due to higher Domestic and Latin American sales slightly offset by lower European sales.

For the quarter ended September 30, 1999 license fees from database marketing products increased by $0.5 million compared to the same period in the prior year. For the six month period ended September 30, 1999 database marketing products license fees increased by $1.4 million over the same period in the prior year. The increase for the quarter and six month period was due to higher sales across the product line.

The Company's mailing efficiency/data quality software license fees for the second quarter of fiscal 2000 increased 18% over the same period in the prior year. For the six month period ended September 30, 1999, mailing efficiency/data quality software license fees increased 21% over the comparable period in the prior year. The increase was due to strong demand across the product line.

Maintenance and service revenue of $10.0 million for the second quarter of fiscal 2000 increased 35% over the prior year period. For the six month period, maintenance and service revenue of $19.9 million was 35% above the same period in the prior year. Maintenance and service revenue accounted for 52% and 55% of total revenue for the quarter and six months ended September 30, 1999 compared with 51% and 56% in the prior year. Recognized maintenance fees included in maintenance and service revenue, were $7.8 million and $15.1 million for the quarter and six months ended September 30, 1999, increases of 38% and 34% over the comparable periods in the prior year. The increase in revenue is due to the recognition of higher maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increased installed customer base. Professional and educational service revenue of $2.2 million for the quarter and $4.8 million for the six months ended September 30, 1999, were 25% and 37% over the comparable period in the prior year.
The increase in service revenue is due to higher services associated with all of the Company's product lines.

During the second quarter of fiscal 2000, total operating costs of $17.6 million amounted to 91% of revenue compared with $13.9 million or 95% of revenue during the same period in the prior year. For the six months ended September 30, 1999, total operating costs of $33.9 million were 94% of revenue as compared with $25.7 million or 97% of revenue the prior year. The various components of operating expenses are discussed below.

Software license expense increased to $3.3 million for the three months ended September 30, 1999, from $2.7 million in the prior year period, representing 35% and 37% of software license fees and related revenue, respectively. For the six months ended September 30, 1999 and 1998 software license expense represented 40% of the software license fees and related revenue.

Maintenance and service expense increased to $3.7 million in the current quarter from $3.0 million in the comparable period in fiscal 1999, representing 37% and 41% of maintenance and service revenue, respectively. For the six months ended September 30, 1999 and 1998, maintenance and service expense represented 37% and 40% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue can be attributed to higher maintenance and service revenue.

Included in maintenance and service expense discussed above are professional and educational service costs of $1.9 million which were 87% of professional service and education revenue for the second quarter compared with $1.4 million or 81% for the comparable period in the prior year. For the six month period ended September 30, 1999, professional and education service costs of $3.9 million were 81% of professional service and education revenue compared with $2.6 million or 82% in the comparable period of the prior year. The increase in expense as a percent of revenue for the quarter can be attributed to the increased use of high cost third party vendors to perform services associated with the mailing efficiency/data quality products.

Costs of maintenance were $1.8 million for the second fiscal quarter of 2000 representing 24% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.6 million or 28% of maintenance revenue. For the six month period ended September 30, 1999, maintenance costs of $3.6 million were 24% of maintenance revenue compared with $3.2 million or 29% in the comparable period the prior year. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance and support costs spread over a larger revenue base.

Research, development and indirect support expenses (after capitalization of certain software development costs) totaled $1.0 million for the second fiscal quarter of 2000 and $0.6 million for the same period of fiscal 1999, representing 5% and 4% of revenue respectively. These same expenses were $1.8 million and $1.2 million for the six months ended September 30, 1999 and 1998, which represented 5% of revenue for both periods. The Company expects these costs to remain relatively constant as a percentage of revenue for the foreseeable future.

Sales and marketing expenses totaled $6.3 million or 33% of revenue in the second quarter of fiscal 2000 and $5.0 million or 34% in the prior year same period. For the six month period, sales and marketing expenses were $12.2 million or 34% and $9.3 million or 35% for fiscal 2000 and 1999, respectively. The decrease in cost as a percent of revenue for the three and six month periods versus the prior year same period was primarily due to higher revenue.

General and administrative expenses were $3.2 million or 17% of total revenue compared with $2.5 million or 17% of revenue for the three months ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999 and 1998, general and administrative expenses were $6.0 million or 17% of revenue and $4.6 million or 17% of revenue, respectively.

Net non-operating income was $0.1 million for the quarter ended September 30, 1999 as compared with net non-operating income of $60,000 for the same period in the prior year. For the six months ended September 30, 1999 and 1998, respectively, net non-operating income was $0.4 million and $0.1 million, respectively. This increase represents higher interest income generated from higher cash and short term investment balances in the current period compared to the same period of fiscal 1999.

The Company's effective tax rate was 39% and 37% for the six month period ended September 30, 1999, and 1998, respectively. The current year's rate is the net effect of a 33% effective tax rate on foreign taxable income and a 46% rate on domestic taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $8.8 million at September 30, 1999, as compared with $7.8 million at March 31, 1999. The current ratio was 1.2 to 1 at both September 30, 1999 and March 31, 1999.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2000. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At September 30, 1999 and at March 31, 1999 there were no borrowings outstanding under the line of credit.

For the six months ended September 30, 1999, net cash provided by operating activities was $13.7 million. This amount included net income of $1.5 million plus non-cash expenses of $6.1 million. Also included in cash provided by operating activities was a $5.9 million decrease in accounts receivable, offset by a $0.7 million decrease in accrued expenses and $0.9 million provided by other operating activities. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $4.8 million, and capital equipment of $1.2 million, in addition to the increase of $7.5 million in short-term investments resulted in $13.5 million used by investing activities. The $4.8 million dollar investment in purchased and developed software included $1.2 million for the acquisition of a source code license to a data quality system that was previously sold by Group 1 under a royalty arrangement. For the six months ended September 30, 1999, $60,000 was used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $3.1 million or 68%, of the installment receivables at September 30, 1999.

As of September 30, 1999, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

            The Company has identified and evaluated all of our systems and applications that may be affected by the Year 2000 issue, and have developed plans to ready these systems and applications for the century change. Modification and replacement projects are currently under way. The Company has completed upgrading and testing on its major finance, customer information management and other critical systems for Year 2000 functionality. Other less critical systems continue to be tested and upgraded as required. Current releases of all products sold by the Company have been modified to ensure Year 2000 functionality. The costs of the readiness program for products and internal systems are primarily costs of existing internal resources largely absorbed within existing spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other operating costs. No future material product readiness costs are anticipated. Although the Company expects to be Year 2000 ready when necessary, failure of the Company or significant key suppliers or customers to be fully Year 2000 ready could potentially have a material adverse impact on the results of the Company's operations. The Company is currently evaluating contingency plans.

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

Quantitative and Qualitative Disclosures about Market Risk

            The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitibility. However, through and as of September 30, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Euro Currency

            The European Union's adoption of the Euro currency raises a variety of issues associated with the Company's European operations. Although the transition from national currencies to the Euro will be phased in over several years, the Euro became the single currency for most European countries on January 1, 1999. The Company is assessing Euro issues related to its treasury operations, product pricing, contracts and accounting systems. Although the evaluation of these issues is still in process, management currently believes that the Company's existing or planned hardware and software systems will accommodate the transition to the Euro and any required operating changes will not have a material effect on future results of operations or financial condition.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's Annual Shareholders' Meeting held on September 23, 1999:

1. To elect three directors to hold office until the third Annual Meeting of Shareholders of the Company following their election and their successors have been elected and qualified.

      NOMINEES                      FOR                     WITHHELD
      ------------------            ------------            --------
      Robert S. Bowen               3,136,214               254,937
      Thomas S. Buchsbaum           3,136,214               254,937
      Ronald F. Friedman            3,136,219               254,922

      All nominees were duly elected.

      In addition to the newly elected directors, the term of office as a director of Messrs. James V. Manning, James P. Marden, Charles A. Mele, Charles J. Sindelar, Richard H. Eisenberg and Bruce J. Spohler continued after the Meeting.

2. To amend the Company's Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Rights Plan to increase by 200,000 shares the number of shares subject to stock options which may be granted under the plan:

      FOR                        AGAINST                    ABSTAIN
      --------------             -------------              ----------------
      2,045,233                  563,481                    22,559

      The proposal was duly approved.

3. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of preferred stock from 200,000 shares to 1,200,000 shares:

      FOR                        AGAINST                    ABSTAIN
      --------------             -------------              ----------------
      2,070,276                  541,166                    19,821

      The proposal was duly approved.

      In accordance with Delaware law and the Company's Certificate and By-Laws, the Board of Directors of the Company withdrew from consideration at the

Meeting the question of whether to approve and adopt the proposed 1999 Non-Employee Directors Stock Plan. The Plan was originally proposed in response to a new rule announced by the Financial Accounting Standards Board ("FASB"). However, subsequent to the Board's inclusion of the proposed Stock Plan on the proxy for the Meeting but prior to the Meeting, FASB reversed its position, eliminating the rationale that prompted the Company to consider adopting the proposed Stock Plan in the first place.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibit  4.16   Stockholder Protection Rights Agreement
                        Dated August 12, 1999.

        Exhibit 4.17 First Amendment to 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciaiton Unit Plan dated September 23, 1999.

        Exhibit 10.57 Sixth Amendment to Employment Agreement, dated as of April 1, 1998, by and between Group 1 Software, Inc. and Ronald F. Friedman.

        Exhibit 10.58 Seventh Amendment to Employment Agreement, dated as of April 1, 1999, by and between Group 1 Software, Inc. and Ronald F. Friedman.

        No filings on Form 8-K have been made during the quarter

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Group 1 Software, Inc.

Date: November 15, 1999

                                                    /s/ Mark Funston
                                                    Mark Funston
                                                    Chief Financial Officer