Form 10-Q
period 1999-12-31
GROUP 1 SOFTWARE INC
filed 2000-02-15
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended December 31, 1999           Commission file number 0-6355



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


            YES       X                            NO
               ----------------                       ---------------



                                                   Shares Outstanding Effective
Class                                              February 7, 2000
----------------------------                       ----------------
Common Stock, $.50 par value                       3,811,145

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                    December 31,                   March 31,
                                                                       1999                           1999
                                                                    -----------                    ---------
 ASSETS
 Current assets:
    Cash and cash equivalents                                        $ 14,713                      $ 13,378
    Short-term investments                                             10,771                         1,471
    Trade and installment accounts receivable, less
      allowance of $4,316 and $3,383                                   16,396                        22,596
    Deferred income taxes                                               3,451                         3,039
    Prepaid expenses and other current assets                           3,380                         3,149
                                                                     --------                      --------

 Total current assets                                                  48,711                        43,633

 Installment accounts receivable, long-term                             1,392                         2,221
 Property and equipment, net                                            3,954                         3,678
 Computer software, net                                                21,651                        22,559
 Other assets                                                           4,966                         5,708
                                                                     --------                      --------
    Total assets                                                     $ 80,674                      $ 77,799
                                                                     ========                      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                 $  1,823                      $  2,136
    Current portion of long-term debt                                     107                            99
    Accrued expenses                                                    7,580                         5,647
    Accrued compensation                                                5,284                         7,095
    Current deferred revenues                                          22,523                        20,863
                                                                     --------                      --------
 Total current liabilities                                             37,317                        35,840
 Long-term debt, net of current portion                                   117                           198
 Deferred revenues, long-term                                           1,430                         2,670
 Deferred income taxes                                                  2,674                         3,670
                                                                     --------                      --------
   Total liabilities                                                   41,538                        42,378
                                                                     --------                      --------
 Commitments and contingencies
 Stockholders' equity:
    6% cumulative convertible preferred stock $0.25 par
    value; 200 shares authorized; 48 shares issued and
    outstanding                                                           916                           916
 Common stock $0.50 par value; 14,000 shares authorized;
     6,176 and 6,068 shares issued
     and outstanding                                                    3,088                         3,034
 Additional paid in capital                                            24,577                        24,060
 Retained earnings                                                     12,617                         9,451
 Accumulated comprehensive income                                          33                            14
 Less treasury stock, 486 and 482 shares, at cost                      (2,095)                       (2,054)
                                                                     --------                      --------
 Total stockholders' equity                                            39,136                        35,421
                                                                     --------                      --------
 Total liabilities and stockholders' equity                          $ 80,674                      $ 77,799
                                                                     ========                      ========

                See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(ADJUSTED TO REFLECT THE 3 FOR 2 STOCK SPLIT APPROVED BY THE BOARD OF DIRECTORS
                              ON FEBRUARY 4, 2000)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     For the Three Month Period      For the Nine Month Period
                                                                          Ended December 31,            Ended December 31,
                                                                     --------------------------      -------------------------
                                                                        1999            1998           1999            1998
                                                                      --------        ---------      ---------       ---------
Revenues:
   Software license and related revenues                              $  9,292        $  9,377        $ 25,410        $ 21,082
   Maintenance and services                                             10,951           8,599          30,860          23,384
                                                                      --------        --------        --------        --------
     Total revenue                                                      20,243          17,976          56,270          44,466
                                                                      --------        --------        --------        --------
Cost of revenue:
   Software license expense                                              3,370           3,194           9,830           7,923
   Maintenance and service expense                                       3,356           3,256          10,820           9,124
                                                                      --------        --------        --------        --------
     Total cost of revenue                                               6,726           6,450          20,650          17,047
                                                                      --------        --------        --------        --------
Gross profit                                                            13,517          11,526          35,620          27,419

Operating expenses:
   Research and development                                              1,024             674           2,829           1,893
   Sales and marketing                                                   6,216           5,997          18,415          15,313
   General and administrative                                            3,690           3,543           9,687           8,141
                                                                      --------        --------        --------        --------
     Total operating expenses                                           10,930          10,214          30,931          25,347
                                                                      --------        --------        --------        --------
Income from operations                                                   2,587           1,312           4,689           2,072

Non-operating income
   Interest income                                                         322              85             743             283
   Interest expense                                                         (6)            (36)            (69)            (63)
   Other non-operating                                                      28              (6)             21             (60)
                                                                      --------        --------        --------        --------
     Total non-operating income                                            344              43             695             160
                                                                      --------        --------        --------        --------

Income from operations before provision for income taxes
   and minority interest                                                 2,931           1,355           5,384           2,232

Provision for income taxes                                               1,212             521           2,176             847
Minority interest in net income of consolidated
   subsidiary                                                              ---             ---             ---              83
                                                                      --------        --------        --------        --------
Net income                                                               1,719             834           3,208           1,302

Preferred stock dividend requirements                                       14              14              14              72
                                                                      --------        --------        --------        --------

Net income available to common stockholders                           $  1,705        $    820        $  3,166        $  1,230
                                                                      ========        ========        ========        ========

Basic earnings per share                                              $   0.30        $   0.15        $   0.56        $   0.24
                                                                      ========        ========        ========        ========

Diluted earnings per share                                            $   0.28        $   0.14        $   0.55        $   0.23
                                                                      ========        ========        ========        ========

Basic weighted average shares outstanding                                5,658           5,579           5,610           5,156
                                                                      ========        ========        ========        ========

Diluted weighted average shares outstanding                              5,922           5,697           5,730           5,257
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

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       FOR THE NINE MONTH PERIOD
                                                                            ENDED DECEMBER 31,
                                                                       --------------------------
                                                                         1999             1998
                                                                       ----------       ---------
   Cash flows from operating activities:
        Net income                                                      $  3,208        $  1,302
     Adjustments to reconcile net income from
        Operations to net cash provided by operating activities:
           Amortization expense                                            8,496           6,426
           Depreciation expense                                            1,271             951
           Provision for doubtful accounts                                 1,250           2,205
           Net loss on disposal of assets                                      9           - - -
           Deferred income taxes                                          (1,409)             36
           Minority interest in income of consolidated subsidiary            ---              83
      Changes in assets and liabilities:
           Accounts receivable                                             5,788           4,191
           Prepaid expenses and other current assets                        (229)             21
           Other assets                                                      139             160
           Deferred revenues                                                 413            (327)
           Accounts payable                                                 (315)              4
           Accrued expenses                                                  102            (610)
                                                                        --------        --------
        Net cash provided by operating activities                         18,723          14,442
                                                                        --------        --------
   Cash flows from investing activities:
           Purchase and development of computer software                  (6,796)         (5,282)
           Purchase of property and equipment                             (1,721)         (1,093)
           Purchase of short-term investments                            (54,037)          - - -
           Sale of short-term investments                                 44,737           - - -
           Purchase of minority interest                                   - - -            (454)
                                                                        --------        --------
        Net cash used in investing activities                            (17,817)         (6,829)
                                                                        --------        --------
   Cash flows from financing activities:
           Proceeds from exercise of stock options                           530             220
           Repayment of long-term debt                                       (73)           (249)
           Dividends paid on preferred stock                                 (29)            (89)
           Repurchase of common stock                                        ---          (3,465)
           Repurchase of preferred stock                                     ---            (675)
                                                                        --------        --------
        Net cash provided by (used in) financing activities                  428          (4,258)
                                                                        --------        --------

   Net increase in cash and cash equivalents                               1,334           3,355
        Effect of exchange rate on cash and cash
        equivalents                                                            1             (24)
        Cash and cash equivalents at beginning of
        period                                                            13,378           3,683
                                                                        --------        --------
        Cash and cash equivalents at end of period                      $ 14,713        $  7,014
                                                                        ========        ========

                See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       For the Three Month Period                 For the Nine Month Period
                                                            Ended December 31,                        Ended December 31,
                                               ------------------------------------------   --------------------------------------

                                                   1999                     1998                 1999                1998
                                               ------------------   ---------------------    -----------------  ------------------

   Net income                                            $ 1,719                  $  834              $3,208             $  1,302

   Foreign currency translation adjustments                 (107)                    (31)                 19                  (10)
                                               ------------------   ---------------------    -----------------  ------------------

   Comprehensive income                                  $ 1,612                  $  803              $3,227             $  1,292
                                               ==================   =====================    =================  ==================




                See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three and nine months ended December 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results for the year ending March 31, 2000. The information contained in the annual report on the Form 10-K for the year ended March 31, 1999, should be referred to in connection with the unaudited interim financial information.

2. On February 4, 2000, the Board of Directors approved a 3 for 2 common stock split for stockholders of record as of February 17, 2000. There was no change in the par value of the stock as a result of the split. The effect of the stock split has been retroactively reflected in the consolidated financial statements for all periods presented.

3. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $8.0 million and $7.0 million for the nine months ended December 31, 1999 and 1998, respectively. Capitalization of computer software development costs for the same nine month periods were $5.2 million and $5.1 million respectively.

4.   Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands, adjusted to reflect the 3 for 2 stock split approved by the Board of Directors on February 4, 2000):


                                                  For the Three Month Period Ended             For the Nine Month Period
                                                            December 31,                           Ended December 31,
                                                ----------------------------------------   --------------------------------------
                                                    1999                    1998              1999                   1998
                                                ----------------      ------------------   ---------------     ------------------
Weighted common shares outstanding - basic                5,658                   5,579             5,610                  5,156
Effect of dilutive securities:
      Stock options                                         264                     118               120                    101
                                                ----------------      ------------------   ---------------     ------------------
Weighted average shares outstanding-diluted               5,922                   5,697             5,730                  5,257
                                                ===============      ==================   ===============     ==================

There were additional potentially dilutive convertible securities of 47,500 in the three and nine months ended December 31, 1999, 47,500 in the three months ended December 31, 1998 and 112,300 in the nine months ended December 31, 1998, which were not included in the earnings per share calculation due to their anti-dilutive effect.

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

6.   Segment Information

The following table presents certain financial information relating to each reportable segment:



                                                     Three Months Ended             Nine Months Ended
                                                        December 31,                   December 31,
                                                  -------------------------       ------------------------

      Segment Information (in thousands)            1999            1998            1999            1998
                                                  --------        --------        --------        --------
Revenue:
   Marketing support software                     $ 12,973        $ 12,238        $ 37,443        $ 29,740
   Electronic document composition software          7,270           5,738          18,827          14,726
                                                  --------        --------        --------        --------
        Total revenue                             $ 20,243        $ 17,976        $ 56,270        $ 44,466
                                                  ========        ========        ========        ========

Gross Profit:

   Marketing support software                     $  8,232        $  8,003        $ 23,214        $ 18,939
   Electronic document
     Composition software                            5,325           3,756          12,695           9,141
   Other                                               (40)           (233)           (289)           (661)
                                                  --------        --------        --------        --------
Total Gross Profit                                $ 13,517        $ 11,526        $ 35,620        $ 27,419
                                                  ========        ========        ========        ========

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the marketing support software segment was $1.9 million and $1.5 million for the three months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999 and 1998, amortization associated with the marketing support software segment was $4.2 million and $2.9 million, respectively. Amortization of capitalized software associated with the electronic document composition software segment was $0.5 million for the three months ended December 31, 1999 and 1998. For the nine months ended December 31, 1999 and 1998, amortization of capitalized software associated with the electronic document composition software segment was $1.6 million and $1.5 million, respectively.


7.       Supplemental Cash Flow Information

                                                                                      For the Nine Month Period
                                                                                          Ended December 31,
                                                                              --------------------------------------------
                                                                                    1999                      1998
                                                                              ------------------       -------------------

Non Cash Investing and Financing Activities:
     Issuance of common and treasury stock for minority interest
        Acquisition                                                                     $ - - -                   $ 9,444
     Excess of redemption value of preferred stock below carrying value                 $ - - -                   $ 1,254


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

For the three months ended December 31, 1999 and 1998, the Company had revenues of $20.2 million and $18.0 million, respectively. Net income available to common stockholders for the three months ended December 31, 1999 was $1.7 million or $0.28 per share compared with net income available to common stockholders of $0.8 million or $0.14 per share in the same period in the prior year. For the nine months ended December 31, 1999 and 1998, the Company's revenues were $56.3 million and $44.5 million, respectively. The Company's net income available to common stockholders for the nine months ended December 31, 1999 was $3.2 million or $0.55 per share compared with $1.2 million or $0.23 per share in the same period the prior year. The increase in profitability for the latest fiscal 2000 three and nine month periods are primarily due to higher revenue in both of the Company's operating segments.

All of Group 1's operations are based in the two business segments defined as marketing support software and electronic document composition software. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually one or two years. International revenues accounted for 16% of Group 1's total revenue in the third quarter of fiscal 2000 and 15% in the third quarter of fiscal 1999. International revenues accounted for 14% and 17% of Group 1's total revenue for the nine months ended December 31, 1999 and 1998, respectively. The decrease in international revenue as a percent of total revenue for the quarter and nine month period is due to slightly lower European sales of electronic document composition software combined with significantly higher domestic revenue in both business segments.

Software license fees and related revenues of $9.3 million for the third fiscal quarter of 2000 decreased 1% from the prior year period. As a percent of total revenue, third quarter software licenses and related revenues were 46% in fiscal 2000 compared with 52% in fiscal 1999. For the nine month period, software licenses and related revenues of $25.4 million were 21% above the prior year period. The decrease in software license fees in the third quarter of fiscal 2000 was due to lower sales in the marketing support software segment partially offset by higher sales of electronic document composition systems. The increase for the nine month period ended December 31, 1999 was due to higher license sales in both the marketing support segment and the electronic document composition segment.

License fees from electronic document in systems increased 26% in the fiscal third quarter over the same period the prior year. For the nine month period ended December 31, 1999, electronic document systems license fees increased 24% over the comparable period the prior year. The increase in sales for the three and nine month period ended December 31, 1999 was due to higher domestic and Latin American sales slightly offset by lower European sales.

For the quarter ended December 31, 1999, license fees from database marketing products decreased by $1.1 million compared to the same period in the prior year. For the nine month period ended December 31, 1999, database marketing products license fees increased by $0.3 million over the same period in the prior year. The decrease for the quarter was primarily due to lower sales of the Geotax product.

The Company's mailing efficiency/data quality software license fees for the third quarter of fiscal 2000 decreased 2% over the same period in the prior year. For the nine month period ended December 31, 1999, mailing efficiency/data quality software license fees increased 14% over the comparable period in the prior year.

Maintenance and service revenue of $11.0 million for the third quarter of fiscal 2000 increased 27% over the prior year period. For the nine month period, maintenance and service revenue of $30.9 million increased 32% over the same period in the prior year. Maintenance and service revenue accounted for 54% and 55% of total revenue for the quarter and nine months ended December 31, 1999, compared with 48% and 53% in the same periods in the prior year. Recognized maintenance fees included in maintenance and service revenue, were $8.6 million and $23.7 million for the quarter and nine months ended December 31, 1999, increases of 25% and 34% over the comparable periods in the prior year. The increase in revenue is due to the recognition of higher maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increased installed customer base. Professional and educational service revenue of $2.3 million for the quarter and $7.1 million for the nine months ended December 31, 1999, represent 7% and 26% over the comparable periods in the prior year. The increase in service revenue is due to higher services associated with all of the Company's product lines.

During the third quarter of fiscal 2000, total operating costs of $10.9 million amounted to 54% of revenue compared with $10.2 million or 57% of revenue during the same period in the prior year. For the nine months ended December 31, 1999, total operating costs of $30.9 million were 55% of revenue as compared with $25.3 million or 57% of revenue in the prior year.
The various components of operating expenses are discussed below.

Software license expense increased to $3.4 million for the three months ended December 31, 1999, from $3.2 million in the prior year period, representing 36% and 34% of software license fees and related revenue, respectively. For the nine months ended December 31, 1999 and 1998 software license expense represented 39% and 38% respectively of the software license fees and related revenue. The increase in expense was due to higher amortization costs in the marketing support segment.

Maintenance and service expense increased to $3.4 million in the current quarter from $3.3 million in the comparable period in fiscal 1999, representing 31% and 38% of maintenance and service revenue. For the nine months ended December 31, 1999 and 1998, maintenance and service expense were $10.8 million and $9.1 million, respectively, representing 35% and 39%, respectively of maintenance and service revenue. The decrease in expense as a percentage of revenue can be attributed to higher maintenance and service revenue.

Included in maintenance and service expense discussed above are professional and educational service costs of $1.8 million which were 76% of professional service and education revenue for the third quarter compared with $1.7 million which also represented 76% of professional service and educational revenue for the comparable period in the prior year. For the nine month period ended December 31, 1999, professional and education service costs of $5.7 million were 79% of professional service and education revenue compared with $4.3 million or 76% in the comparable period of the prior year. The increase in expense as a percent of revenue for the nine month period can be attributed to the increased use of high cost third party vendors to perform services associated with the mailing efficiency/data quality products.

Costs of maintenance were $1.6 million for the third fiscal quarter of 2000 representing 18% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were also $1.6 million representing 25% of maintenance revenue. For the nine month period ended December 31, 1999, maintenance costs of $5.2 million were 22% of maintenance revenue compared with $4.8 million or 27% in the comparable period the prior year. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance and support costs spread over a larger revenue base.

Research, development and indirect support expenses (after capitalization of certain software development costs) totaled $1.0 million for the third fiscal quarter of 2000 and $0.7 million for the same period of fiscal 1999, representing 5% and 4% of revenue, respectively. These same expenses were $2.8 million and $1.9 million for the nine months ended December 31, 1999 and

1998, which represented 5% and 4% of revenue, respectively. The Company expects these costs to remain relatively constant as a percentage of revenue for the foreseeable future.

Sales and marketing expenses totaled $6.2 million or 31% of revenue in the third quarter of fiscal 2000 and $6.0 million or 33% in the prior year same period. For the nine month period, sales and marketing expenses were $18.4 million or 33% and $15.3 million or 34% for fiscal 2000 and 1999, respectively. The decrease in cost as a percent of revenue for the three and nine month periods versus the prior year same period was primarily due to higher revenue.

General and administrative expenses were $3.7 million or 18% of total revenue compared with $3.5 million or 20% of revenue for the three months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999 and 1998, general and administrative expenses were $9.7 million or 17% of revenue and $8.1 million or 18% of revenue, respectively.

Net non-operating income was $0.3 million for the quarter ended December 31, 1999 as compared with $43,000 for the same period in the prior year. For the nine months ended December 31, 1999 and 1998, respectively, net non-operating income was $0.7 million and $0.2 million, respectively. This increase represents higher interest income generated from higher cash and short-term investment balances in the current period compared to the same period of fiscal 1999.

The Company's effective tax rates were 40% and 38% for the nine month period ended December 31, 1999, and 1998, respectively. The current year's rate is the net effect of a 33% effective tax rate on foreign taxable income and a 46% rate on domestic taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $11.4 million at December 31, 1999, as compared with $7.8 million at March 31, 1999. The current ratio was 1.3 to 1 at December 31, 1999 and 1.2 to 1 at March 31, 1999.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At December 31, 1999 and at March 31, 1999, there were no borrowings outstanding under the line of credit.

For the nine months ended December 31, 1999, net cash provided by operating activities was $18.7 million. This amount included net income of $3.2 million plus non-cash expenses of $9.6 million. Also included in cash provided by operating activities was a $5.8 million decrease in accounts receivable, offset by a $0.1 million increase in accrued expenses and $0.2 million provided by other operating activities. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $6.8 million, and capital equipment of $1.7 million, in addition to the increase of $9.3 million in short-term investments resulted in $17.8 million used in investing activities. The $6.8 million dollar investment in purchased and developed software included $1.2 million for the acquisition of a source code license to a data quality system that was previously sold by Group 1 under a royalty arrangement. For the nine months ended December 31, 1999, $0.4 million was used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $3.1 million or 70%, of the installment receivables at December 31, 1999.

As of December 31, 1999, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. However, through December 31, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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


                                             Group 1 Software, Inc.




Date: February 14, 2000
                                             /s/ Mark Funston
                                             Mark Funston
                                             Chief Financial Officer