Form 10-K405
period 2000-03-31
GROUP 1 SOFTWARE INC
filed 2000-06-29
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----             OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

  -----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 21, 2000 was $101,236,870

The number of shares of the Registrant's Common Stock outstanding on June 21, 2000 was 5,784,964

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company's 2000 Annual Meeting of Shareholders (Part III of Form 10-K).

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

Group 1 Software, Inc., including its wholly owned subsidiaries ("Group 1"), is a leading provider of software solutions for data quality, database marketing, electronic document composition, and direct marketing and mailing efficiency applications. Group 1 supports most mainframe, Unix and Windows operating systems, including MVS, VSE, OS/400, Linux, Windows NT, Windows 2000 and other operating systems running on various computer platforms. Group 1 has offices throughout the United States and in Canada, the United Kingdom, and Continental Europe. The Company addresses Latin America and is also represented in Asia and Australia.

Group 1 distributes all of its products in North America and certain of its products throughout the world. Group 1 is a leading vendor of Electronic Document Composition, Direct Marketing and Mailing Efficiency software products in North America.

Group 1's products and services help over 3,000 businesses find, communicate with, and keep their customers. The Company provides software solutions to corporate leaders in the financial services, banking, retail, e-business, telecommunications, hospitality, publishing, utilities, and insurance industries. Group 1's software systems are designed to minimize the costs and maximize the opportunity to sell products and services. The Company's products enable businesses to implement highly targeted marketing campaigns, ensure the integrity and accuracy of customer and prospect data, obtain maximum postal discounts, ensure delivery of goods and services purchased on-line, and create high-impact customer focused documents quickly and easily.

Group 1's believes that it's product market-leading positions in Data Quality, Electronic Document Composition, and Direct Marketing and Mailing Efficiency applications have placed the company in an excellent position to address the burgeoning e-commerce market worldwide. Many of Group 1's existing customers utilize its software in a real-time environment. The Company is adapting its industry-standard software solutions for the e-commerce arena by developing ASP-based offerings and supporting innovative technologies such as Java, Active X, HTML, XML, and PDF. In addition, Group 1 has announced an agreement with USinternetworking, an industry-leading Application Services Provider (ASP), to provide its new DataQuality.net offering. DataQuality.net is a web-accessible Enterprise Information Portal (EIP) for real-time customer and prospect data quality.

Group 1 markets its Data Quality, Database Marketing, Direct Marketing and Mailing Efficiency applications through a direct sales force in the United States and Canada. Electronic Document Composition Systems are marketed directly to clients in the Americas and throughout Europe. Where appropriate, distributors are used to supplement direct sales channels worldwide.

The Company believes that the increasing need for customer-centric communication, coupled with the mission-critical requirement for enterprise customer and prospect data quality, can expand the market potential for Group 1's existing and future products.


MARKETS SERVED

Group 1 markets its products within a broad span of industries to meet the needs of businesses in the areas of Data Quality, Database Marketing, Direct Marketing and Mailing Efficiency, and Electronic Document Composition Systems. Group 1 addresses the Database Marketing, Data Quality and Direct Marketing and Mailing Efficiency markets through a single operating segment, its Enterprise Solutions Division. Group 1 addresses the Electronic Document Composition market through a separate operating segment, its Electronic Document Composition Division. Industry leaders in banking, insurance, financial services, retail, hospitality and gaming, catalog mailing, publishing, manufacturing, telecommunications, as well as non-profit associations, educational institutions, fund raisers and governmental agencies, utilize Group 1's software solutions.


  Electronic Document Composition Systems

Group 1's Electronic Document Composition Systems allow businesses to create high-impact, customer-focused documents quickly and easily. They enable companies to produce dynamic statements, letters and invoices for print, fax, e-mail and Internet delivery. These innovative software applications help companies differentiate themselves to their customers by creating attractive, easy-to-read and personalized business documents. Aside from building brand awareness and customer loyalty, these solutions help companies facilitate the cross selling of products and services.

The Company believes that there is substantial demand for automated solutions that combine customer data with today's advanced printing and Web-based technologies to produce highly personalized business documents. Telecommunications companies, brokerages, credit card processors, insurance companies, public utilities, health care providers, banks and others use Group 1's electronic document composition software and consulting services to generate and manage large volumes of personalized documents.

DOC1, Group 1's core electronic document composition system, produces dynamic individualized business documents for print and on-line delivery. Designed for seamless, one-to-one customer communication, DOC1 is an interactive development environment that facilitates the production of customer-focused communication. DOC1 is a visual application development tool allowing the user to extract back-office customer data and format it with text, images and graphics in a dynamic WYSIWYG process. DOC1 also facilitates deployment of Electronic Bill Presentation and Payment (EBPP) and Electronic Statement Presentation (ESP) solutions by generating XML, HTML, and enhanced PDF.

DOC1 for Workgroups allows multiple developers to share resources (fonts, images and forms), as well as application logic, thereby increasing productivity and reducing potential errors. DOC1 for Workgroups provides an integrated development environment and accelerates and simplifies the development of large, complex DOC1 applications.

Message1, a messaging subsystem of DOC1, offers unprecedented flexibility to develop, manage, and deliver personalized marketing messages. Increasing numbers of organizations are integrating complete marketing strategies with automated document design and composition systems to improve sales and customer satisfaction. With Message1, relatively non-technical users and marketers can control message content, format, and selection criteria. By inserting cross-selling messages on bills, statements, and invoices, routine customer communications can become strategic selling tools.


The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under NT, OS/400, MVS, Open VMS, and UNIX operating systems. When integrated with Group 1's MailStream Plus and CODE-1 Plus, DOC1 produces documents in a sequence that qualifies for United States Postal Service presorting discounts.


  DIRECT MARKETING AND MAILING EFFICIENCY APPLICATIONS

Improving the integrity of name and address information, while identifying duplicate addresses, provides accurate, on time mail delivery, lowest mailing costs, increased customer satisfaction and more effective target marketing. Group 1's Direct Marketing and Mailing Efficiency applications are the most accurate and comprehensive software solutions currently available for worldwide mailing. Using Postal Address Data obtained from postal administrations around the world, these solutions validate, correct, and/or format customer and prospect addresses for the United States, Canada, and over 200 countries worldwide. For companies conducting direct marketing in the U.S. and Canada, these applications enable businesses to maximize available postal discounts for significant savings from the United States Postal Service (USPS) and Canada Post Corporation (CPC).

Group 1's direct marketing and mailing efficiency application software includes CODE-1 Plus, CODE-1 Plus International, Canadian CODE-1 Plus, MailStream Plus, Mail Canada, and MOVEforward, along with many optional value-added products. Group 1's CODE-1 Plus and MailStream Plus products are Coding Accuracy Support System (CASS) and Presort Accuracy Validation and Evaluation (PAVE) by the USPS. These products allow mailers to qualify for enhanced carrier route, presort and automation postal discounts and to optimize discounts among various postal rate categories. Clients can currently save nearly 28% of the cost of first-class mail and up to 48% of the cost of standard mail by using MailStream Plus and CODE-1 Plus. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1's products accepted under the Software Evaluation and

Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%, and can qualify for certain other postal rate incentives.

CODE-1 Plus International is a highly accurate and comprehensive international address matching and verification product available. The solution validates and corrects address elements to the street level for approximately 33 countries worldwide, validates and corrects address elements to the city, province (or state) level for approximately 39 countries, and formats address data to comply with the requirements of all countries recognized by the United Nations.

Group 1's list management products, Merge/Purge Plus, Business Merge/Purge, Generalized Selection, and List Conversion Plus allow clients to convert name and address lists into desired formats, standardize address information, identify and/or eliminate duplicates on business and consumer mailings, add gender codes, and make targeted demographic selections.


DATA QUALITY

Group 1's Data Quality solutions enable businesses to improve the integrity of customer and prospect data. Businesses can verify, as well as enhance, crucial data to build lasting customer relationships more effectively. Group 1 provides real-time, customer data quality and data enrichment solutions for e-commerce and enterprise-wide applications. These industry-leading solutions provide both substantial operational savings and increased sales and customer retention by facilitating the most accurate target marketing. Group 1's data quality software solutions, which include many of the company's Direct Marketing and Mailing Efficiency Applications, are the most widely used applications for verifying customer information.

Group 1's newest customer data quality solutions focus on the e-commerce market. Through a partnership with USinternetworking, Group 1 is developing DataQuality.net. A web-accessible Enterprise Information Portal (EIP), DataQuality.net will use an XML-based interface to provide a broad variety of real-time, customer data quality and data enrichment solutions for e-commerce and enterprise-wide applications.

Group 1 also offers the DataVerse suite of products to provide businesses with a highly robust infrastructure that can be trusted for mission critical customer data quality throughout an enterprise. The DataVerse product family allows e-businesses to integrate Group 1's industry leading data quality solutions easily and directly into their Web environments using industry standard technologies.

Group 1's GeoTAX provides businesses with current, accurate tax jurisdiction assignment, to address the over 60,000 US tax jurisdictions assessing a variety of telecommunications, utility, property, sales, income and payroll taxes. GeoTAX reduces regulatory liability from tax penalties, and in combination with Group 1's ZIP +4 address validation and hygiene products, and third party tax table products is the complete solution for tax jurisdiction assignment. Geographic and Demographic Coding help companies turn simple customer address data into practical and powerful information. By adding highly accurate census geography data to customer addresses, these products offer businesses a gateway to increased customer understanding by supplying valuable geographic, demographic and lifestyle information.

DQ Plus is a customized suite of data hygiene products, professional services, and third-party data tailored to a customer's needs. Encompassing Group 1's broad range of data quality products, DQ Plus helps businesses learn a wealth of information about their customers by improving data integrity and consolidating data.

  DATABASE MARKETING

Group 1's Database Marketing solutions enable businesses to analyze customer data and implement targeted marketing campaigns. These software solutions and tools give businesses the power to distill valuable information from their respective organizational databases. Companies can also utilize these solutions to predict responses to marketing campaigns while identifying their best customers and cross-selling opportunities. These solutions have proven most valuable to the retail publishing gaming, hospitality and publishing industries.

DM1 is a customized, advanced database marketing system that offers a single source solution for data analysis and data mining. With DM1, organizations are able to discover the lifetime value of each customer as a guide to the development of stronger relationships with the most profitable customers. Businesses can select from Group 1's award winning suite of Database Marketing tools to construct a flexible, user-friendly data mart system that allows the mining of valuable information from customer databases. Companies can also utilize these solutions to predict responses to marketing campaigns while identifying their best customers and cross-selling opportunities.

A powerful and reliable marketing tool, Model 1 is a series of modeling solutions that enables companies to maximize their marketing dollars by getting the most out of their customer data. The Model 1 predictive modeling system utilizes all traditional predictive techniques and selects the best fit to a company's data. Speed, ease-of-use, breadth of predictive techniques, and reliability enable users, from marketers to statisticians, to make more accurate, actionable market predictions. All users benefit from Model 1's ability to increase the productivity, response rates, customer loyalty, and return on investment associated with marketing efforts.


PRODUCTS, SERVICES AND SUPPORT

PRODUCTS

As of March 31, 2000, Group 1 offered over 50 software products which operate on more than 20 different operating systems and hardware platforms.

The DOC1 production engine can run under MVS, Windows NT, Windows 2000, UNIX (Sun Solaris, HP/UX and AIX, DEC UNIX), Open VMS, OS/400 or PC DOS. DOC1 is printer-independent and produces AFP, Metacode, HP/PCL, PostScript, HTML, XML, PDF and line data output.

Most Direct Marketing and Mailing Efficiency products are offered in an Open Systems format that enables the specific application to operate on all major Windows, Unix, and mainframe platforms. This approach allows the user to migrate from one platform to another without lost productivity or added training and provides consistent performance across an enterprise, regardless of computer platform.

Group 1's database marketing products are offered for a variety of operating systems, including both Windows-based and Unix. The DM1 database marketing system with an Oracle database operates in a client/server environment.

Model 1 runs under Windows 95, 98 or NT. Demographic and geographic coding products operate in most open system operating environments. DQ Plus is offered in open systems format compatible with most mainframe and mid size operating systems.

Group 1's products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system that can be tailored to a client's requirements. With the introduction of Dispatcher4, a customer can utilize the power of Group 1's core products in a single graphical environment.

SERVICES

Group 1's broad range of professional services include data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other areas of their operations. Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client's location and at Group 1 training facilities throughout the U.S. and in Canada and the United Kingdom.

SUPPORT

Group 1 believes that effective support of its customers and products has been a substantial factor in its success to date and will continue to be in the forseeable future. Customer support for software products is provided by telephone for assistance in product installation and problem resolution. Automated call tracking, client-specific call routing, electronic newscast, e-mail messages and on-line discussion bulletin board services via the technical support website are also provided for maintenance customers. On-site visits by qualified company personnel are available, if necessary, for enterprise solutions customers. Other offerings include e-mail support, integration support, and premium support plans.

Group 1 customers are afforded educational opportunities through the Annual User's Conference and the over 20 local User Groups. In addition, two National User Groups advise Group 1 on a variety of issues, including those related to customer support. The thirty-member Enterprise Solutions Division National User Group represents a cross-section of customers selected based on platforms, products, and industries. The Electronic Document Systems Division also has an active User's Group that meets twice a year.

For our DM1 customers, Group 1 maintains systems in our Las Vegas, Nevada facility that duplicate the customer's environment. Group 1 Software Europe also has modem links with many of its worldwide customers to provide high levels of mission-critical support.

Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation. Educational and training seminars specific to Group 1 products are offered by the education department.

In the fiscal years ended March 31, 2000, 1999, 1998, maintenance and enhancement fees represented approximately 40%, 38%, and 35% respectively, of Group 1's revenue.

CUSTOMERS

Group 1's customer base includes approximately 3,000 clients who have licensed one or more of its software systems. Group 1 provides software solutions to corporate leaders in a variety of industry segments, as indicated by this brief customer sampling:



Insurance and Financial Services                      Utilities
--------------------------------                      ---------
-  American Express                                   -   Entergy
-  Citicorp                                           -   Pacific Gas and Electric
-  Lehman Brothers                                    -   Scottish Power
-  Prudential Securities
-  Charles Schwab                                     Direct Marketers
-  ABN Amro                                           ----------------
-  Bank of America                                    -   Publishers Clearinghouse
-  CIGNA                                              -   Lands End
-  MetLife
                                                      Government and Non-profit
Retailers                                             -------------------------
---------                                             -   Internal Revenue Service
-  J.C. Penney                                        -   U.S. Senate
-  L.L. Bean                                          -   National Geographic Society
-  Neiman Marcus                                      -   AARP
-  Sears                                              -   Veterans Administration

Telecommunications
------------------
-  Ameritech
-  AT&T
-  GTE
-  MCI
-  Qwest




The U.S. Postal Service is also a Group 1 Customer.

Group 1's operations are in two business segments defined as Enterprise Solutions Software and Electronic Document Composition Software (see Note 14 to the Consolidated Financial Statements). No customer accounts for more than 10% of the Company's revenue.

LICENSING

Most of Group 1's products are licensed on a perpetual "right to use" basis pursuant to non-exclusive license agreements. Certain products which incorporate third-party databases are licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Multi-site, multi-computer, and remote access corporate license agreements are available as well. Certain postal products are required under USPS and CPC regulations ("CASS" and "SERP", respectively) to have defined expiration dates (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 to qualify for postal discounts.

Group 1 generally warrants that its products will perform substantially in accordance with their standard documentation for the defined warranty period or as long as a service agreement is in effect, whichever is longer. The software is generally licensed in conjunction with a first year maintenance agreement to provide service and support for twelve months from the date of the license agreement.

SALES AND MARKETING

Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of over 90 employees located in the U.S., Canada, Scandinavia, Italy, Germany, the Netherlands, Austria and the United Kingdom. To serve existing clients and to attract new customers, Group 1 has two sales and support offices in the Washington, D.C. area and eight other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Miami and Toronto metropolitan areas. European offices are located in the London, Frankfurt, Milan, Copenhagen, Amsterdam and Vienna metropolitan areas.

The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1's Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, an active web site, trade show exhibitions and speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including media relations, analyst briefings, the Group 1 Report and the annual Group 1 Software User's Conference.

Through its Group 1 Software Europe subsidiary, Group 1 has entered into software distribution and support agreements for DOC 1 systems with partner distribution companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

Group 1 has entered into agreements with a number of leading software and hardware vendors. Group 1 distributes products manufactured by Claritas, GDT, Polk, UNICA Technologies, Business Document, Data General, COMPAQ, Window Book and others. Domestic distributors and partners include Peoplesoft, Siebel, Lucent, Andersen Consulting, Ernst and Young, IBM, Xerox Portal, CSC, and Bell and Howell. International distributors of Group 1's products include Xerox, IBM, SAP, OBIMD, Mastersoft International, Business Document, Andersen Consulting and L&K.

PRODUCT DEVELOPMENT

The industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continual expenditure for product development. Group 1 and other industry participants are currently responding to the market demand for products and services that can operate in real-time. It is likely that this operational requirement will continue in the foreseeable future.

Group 1 must be able to provide new products and to modify and enhance existing products on a continuing basis to meet the requirements of its customers, including e-businesses, and of regulatory agencies, particularly the US Postal Service and the Canada Post Corporation. Group 1 may also have to further adapt its products to accommodate future changes in hardware and operating systems. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Most of the Company's products are developed internally. The Company also purchases technology, licenses intellectual property rights and oversees third party development of certain products.

Quality assurance testing of Group 1's new or enhanced products is conducted by teams of experienced individuals all segments of Group 1's organization under the direction of testing specialists. Whether the product or technology is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and future direction of each of its products and technologies.

Significant investment was made during the year in new software development, which focused on improving the integration, export, and output technologies to take advantage of e-commerce opportunities that Group 1 believes are in its markets. During fiscal 2000, substantial investments were made in two new Electronic Document Composition products, DOC1 for Workgroups and Message1. Additionally, extensive work was done to enhance and improve Group 1's core products.

During fiscal 2000, Group 1 released product updates for all the Company's regulatory products to assist its direct marketing and mailing efficiency customers in the U.S. and Canada meet the requirements of the U.S. Postal Service and Canadian Post Corporation to qualify for postal discounts.

COMPETITION

The software and service industry is highly competitive, and no published data are available regarding Group 1's relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products are available from a number of different vendors offering features similar to those of Group 1's products. Group 1's existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 expects to market. In addition, many potential clients for Group 1's products have in-house capabilities to develop computer software programs that can provide same or all at the functionality of Group 1's products.

Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, ease of integration of the product line and the financial strength of the Company. Group 1 believes that it competes favorably with regard to these factors including pricing and credit terms. A major competitive asset is that Group 1 offers a comprehensive array of complementary products which work together to facilitate a more effective, efficient marketing function. Group 1's primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.


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

TRADEMARKS

    GROUP 1 SOFTWARE, Group 1, Group 1 Software, CODE-1, CODE-1 CANADA, CODE-1 Plus, DataDesigns, DOC1, EZ-LETTER, MailStream Plus, Mail Canada, Model 1 and MOVEForward are registered trademarks of Group 1 Software, Inc. Canadian CODE-1 Plus, Code 1 Plus International, DataQuality.net, DataVerse, DQPlus, Dispatcher4, Generalized Selection, Geographic Coding Plus, GeoTAX, I/O-Jet, Message 1, Merge/Purge Plus, Political Coding System, True Lead, DM 1 and DQ Plus are trademarks of Group 1 Software, Inc. The trademark applications for registration of DOC1, The Marketing Software Company and GeoTAX are pending.

EMPLOYEES

    As of March 31, 2000, the Company employed 398 persons on a full-time basis, of whom 317 were based in the United States and 81 were based internationally. Of the total, 103 were engaged in sales and marketing, 167 in product development and support, 51 in professional services and 77 in finance, administration and corporate operations. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and believes its employee relations to be good.


ITEM 2.  PROPERTIES

    The Company's executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 51,900 square feet under a lease that expires in 2004. These facilities also include Group 1's headquarters and principal operations base. Group 1 has options to lease additional space at specified periods during the term and to extend its lease. Group 1 leases additional sales and support offices in the Chicago, Dallas, Los Angeles, Las Vegas, Atlanta, New York City, Herndon Virginia, Minneapolis, Miami, London, and Toronto metropolitan areas. See Note 13 of notes to consolidated financial statements.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The trading of the common stock of the Company is reported on the NASDAQ National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarters indicated and reflects the stock split effected by the Company. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                       CLOSING COMMON STOCK PRICES
                                                       ---------------------------
2000                                    HIGH          LOW          1999                                 HIGH         LOW
----                              ----------------------------     ----                               --------------------
First - June 30, 1999                  $8.17         $4.83         First - June 30, 1998               $9.58        $4.92
Second - September 30, 1999            $7.17         $5.31         Second - September 30, 1998         $9.17        $4.17
Third - December 31, 1999              $11.25        $5.58         Third - December 31, 1998           $6.75        $4.67
Fourth - March 31, 2000                $24.56        $8.13         Fourth - March 31, 1999             $8.33        $4.83

    No cash dividends have been paid on the Company's common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock (see Note 9 to the Consolidated Financial Statements). The Board of Directors intends to retain, for the foreseeable future, the Company's remaining earnings for use in the development of the business.

    At June 15, 2000, there were approximately 2,350 holders of record of the Company's common stock, including persons who wish to be identified as having an interest in shares held or recorded in "street name" with broker-dealers.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share amounts)                                            Year Ended March 31,
                                                               -----------------------------------------------------------
                                                                 2000         1999        1998         1997         1996
                                                               --------     --------     --------    --------     --------
Statement of Earnings Data:
Revenue                                                       $  81,751    $  65,291    $  61,004   $  54,547    $  45,873
Income (loss) before provision for income taxes and minority
   interest                                                   $  10,931    $   5,171    $   2,335   $  (2,710)   $   5,472

Net income (loss)                                             $   6,289    $   3,058    $   1,150   $  (1,600)   $   2,832
Basic net earnings (loss) per share                           $    1.07    $    0.56    $    0.20   $   (0.23)   $    0.60
Basic weighted average number of shares                           5,802        5,264        4,911       4,894        4,710
Diluted net earnings (loss) per share                         $    1.00    $    0.56    $    0.20   $   (0.33)   $    0.56
Diluted weighted average number of shares                         6,245        5,317        4,948       4,894        5,010

Balance Sheet Data:
Working capital                                               $  17,101    $   7,793    $   6,692   $   4,491    $   6,829
Total assets                                                  $  93,067    $  77,799    $  70,630   $  75,856    $  67,192
Capital lease obligation, excluding current portion           $      88    $     198    $     389   $     304    $     320
Stockholders' equity                                          $  44,928    $  35,421    $  27,158   $  26,212    $  27,433
---------------------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Any statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as "believes", "is developing", "will continue to be in the future", "anticipates". Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

Fiscal 2000 as Compared with Fiscal 1999
    For the year ended March 31, 2000, Group 1's revenue was $81.8 million compared with $65.3 million for the prior year. Group 1 had net income available to common stockholders for the year of $6.2 million compared with $3.0 million for fiscal 1999. The increase in profitability is attributed to increased revenues and operating income in both the enterprise solutions and electronic document composition segments as well as increased interest income.

    All of Group 1's operations are in the two business segments defined as Enterprise Solutions software and Electronic Document Composition software. Enterprise Solutions revenue accounted for 65% and 68% of Group 1's total revenue in fiscal 2000 and fiscal 1999, respectively. Electronic Document Composition revenue was 35% and 32% of total revenue for fiscal 2000 and fiscal 1999. The change in mix is due to more rapid growth in sales in the Electronic Document Composition segment. International revenues accounted for 13% of Group 1's total revenue in fiscal 2000 and 17% in fiscal 1999. The decrease in international revenue as a percent of total revenue is due to lower European revenues along with higher sales in the U.S.

    Software license fees and related revenue of $38.9 million represented an increase of 23% over the prior year which was attributable to increased sales across all of Group 1's product lines. As a percent of total revenue, software license and related revenues were 48% for fiscal years 2000 and 1999.

    The Company's data quality/mailing efficiency software license fees increased 10% for fiscal 2000 over the prior year. The increase is primarily due to higher sales of the Company's international coding products, list products and the DQ Plus product suite.

    License fees from Database Marketing systems increased 10% for fiscal year 2000. The increase resulted from higher recognizable revenue on DM1 solutions which are recognized on a percentage of completion basis.

    Licensing of Electronic Document Composition increased by 50% in fiscal 2000 over the prior fiscal year. The increase is due to higher sales in North America, South America and the Caribbean, offset slightly by lower sales in Europe.

    Maintenance and services revenue of $42.9 million for the year increased 27% over the prior year. Maintenance and service revenue accounted for 52% of total revenue in both fiscal 2000 and fiscal 1999. Recognized maintenance fees were $32.6 million in fiscal 2000 and $24.7 million in fiscal 1999, an increase of 32%. Professional service and educational training revenues of $10.3 million in fiscal 2000 and $9.0 million in fiscal 1999 represented an increase of 14%.

    Enterprise Solutions recognized maintenance increased 27% over the prior year to $26.7 million. Electronic Document Composition recognized maintenance increased 59% to $5.9 million in fiscal 2000 from fiscal 1999. The Company expects continued growth in recognized maintenance in both of its business segments.

    Professional services revenue from the Enterprise Solutions segment increased to $2.8 million in fiscal 2000 from $2.0 million in fiscal 1999, an increase of 40%. Electronic Document Composition services revenue increased 7% in fiscal 2000 to $7.5 million. As the Company foresees a growing need for integrating complex solutions, it anticipates increased revenue from these services.

    Total costs of revenue for fiscal 2000 were $27.3 million versus $23.7 million for fiscal 1999, representing 33% and 36% of total revenue, respectively. The separate components of cost of revenue are discussed below.

    Software license expense increased to $12.3 million in fiscal 2000 representing 32% of software license and related revenue compared to $10.7 million in fiscal 1999 representing 34% of software license and related revenue. The decrease as a percent of revenue is primarily due to higher license revenue partially offset by higher software amortization expense.

    Maintenance and service expense increased to $15.0 million in fiscal 2000 from $13.0 million in fiscal 1999, 35% and 39% of maintenance and service revenue, respectively. The decrease in expense as a percent of revenue is due to higher revenues partially offset by higher costs of outside consultants used to help deliver these services.

    Included in maintenance and service expense above are professional service and educational training costs of $8.0 million which were 78% of professional services revenue during 2000 and $6.6 million and 73% of professional services revenue for the prior year. The increase in cost as a percentage of services revenue is due to lower margins in the Company's Enterprise Solutions services attributable to a specific contract in which the duration extended original estimates and substantial outside resources were needed for completion. The Company does not expect any significant costs for this contract going forward.

    Costs of maintenance were $7.0 million for fiscal 2000 representing 21% of maintenance revenue compared with costs of $6.4 million and 26% of revenue in fiscal 1999. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue partially offset by higher in Information Technology costs associated with supporting internal systems. The Company anticipates these costs to remain relatively close to their current levels.

    Total operating costs of $44.6 million amounted to 55% of revenue in fiscal 2000 compared with $36.6 million or 56% of revenue during fiscal 1999. The various components of operating costs are discussed below.

    Research and development expenses (after capitalization of certain development costs) totaled $4.2 million in fiscal 2000 and $2.7 million in 1999, representing 5% and 4% of total revenue. The increase in costs is due to increased investment in new product initiatives in all of the Company's major product groups. The Company expects these costs, as a percentage of revenue, to remain relatively close to their current levels.

    Sales and marketing expenses totaled $26.1 million or 32% of revenue in fiscal 2000 and $21.7 million or 33% of revenue in fiscal 1999. The decrease in costs as a percentage of revenue is primarily due to higher revenue partially offset by higher costs for sales and marketing of Enterprise Solutions and Electronic Document Composition products. The Company expects these costs to remain relatively close to current levels as a percentage of revenue. Sales and marketing costs for the Enterprise Solutions products were 32% of total Enterprise Solutions revenue for fiscal 2000 and 36% for fiscal 1999. Electronic Document Composition selling and marketing costs were 32% of total Electronic Document composition revenue for fiscal 2000 and 28% for fiscal 1999.

    General and administrative expenses were $14.3 million or 17% of total revenue in fiscal 2000 compared with $12.2 million or 19% for fiscal 2000. The increase is attributable to higher performance bonus compensation offset partially by lower bad debt expense. The Company expects these costs to remain relatively close to current levels as a percentage of revenue.

    Net non-operating income was $1.1 million in fiscal 2000 compared with net non-operating income of $0.2 million in fiscal 1999. This increase represents higher interest income generated from higher cash and short-term investment balances compared to fiscal 1999. The Company expects non-operating income to increase as interest income on cash and investments increases and short-term borrowing requirements remain minimal; these expectations could be affected substantially by newly-identified investment opportunities including acquisitions.

    The Company's effective tax rate was 42% in fiscal 2000 and 39% in fiscal 1999. The current year's rate is the net effect of a 46% domestic tax rate combined with a 32% foreign tax rate on taxable net income. The increased effective rate is primarily due to proportionately higher domestic income in fiscal 2000.

Fiscal 1999 as Compared with Fiscal 1998
    On September 25, 1998, the shareholders of COMNET Corporation ("COMNET") and Group 1 Software, Inc. approved the proposed merger of Group 1 Software, Inc. into COMNET. As a result of the merger, COMNET common stock was issued to Group 1 Software, Inc.'s minority shareholders at an exchange ratio of 1.15 shares of COMNET for each share of Group 1 Software Inc.'s stock. This transaction increased the total number of outstanding shares for the Company to 5,568,000. The surviving company was renamed Group 1 Software, Inc. ("Group 1" or "the Company"). The merger was accounted for under purchase accounting and $4.1 million of identifiable intangible assets were recorded which amount is being amortized over the estimated useful life of 15 years.

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

    All of Group 1's operations are in the two business segments defined as Enterprise Solutions and electronic document composition software. Group 1 recognizes maintenance and enhancement revenue over the life of the service agreement, usually one or two years. Enterprise Solutions revenue accounted for 68% and 73% of Group 1's total revenue in fiscal 1999 and 1998, respectively. Electronic Document Composition revenue was 32% and 27% for fiscal 1999 and 1998. International revenues accounted for 17% of Group 1's total revenue in fiscal 1999 and 15% in fiscal 1998.

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

    The Company's data quality/mailing efficiency software license fees increased 37% for fiscal 1999 over the prior year. The increase is primarily due to higher sales of CODE 1 Plus, the Company's most prominent mailing efficiency product.

    License fees from Database Marketing systems decreased 62% for the fiscal year. The decrease resulted from lower recognizable revenue on DM1 solutions which are recognized on a percentage of completion basis and also lower sales of the MODEL 1 product.

    Licensing of Electronic Document Systems increased by 11% in 1999 over the prior fiscal year. The increase is due to higher sales in North America offset slightly by lower sales in Europe.

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

    Enterprise Solutions recognized maintenance increased 14% in fiscal 1999 to $21 million. Electronic document composition maintenance recognition increased 39% to $3.7 million in fiscal 1999. The Company expects continued growth in recognized maintenance in both of its business segments.

    Professional services revenue from the Enterprise Solutions segment decreased to $2.0 million in fiscal 1999 from $2.4 million in fiscal 1998, a decrease of 17%. Electronic Document Composition services revenue increased 54% in fiscal 1999 to $7.0 million. As the Company foresees a growing need for integrating complex solutions, it anticipates increased revenue from these services.

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

    Research and development expenses (after capitalization of certain development costs) totaled $2.7 million in 1999 and $2.9 million in 1998, representing 4% and 5% of total revenue. The Company anticipates these costs to remain relatively close to their current levels.

    Sales and marketing expenses totaled $21.7 million or 33% of revenue in 1999 and $20.9 million or 34% of revenue in 1998. The decrease in costs as a percentage of revenue is primarily due to lower costs associated with the

WorldTrak and PC operations offset slightly by higher marketing costs in fiscal 1999. The Company expects these costs, as a percentage of revenue, to remain relatively close to current levels as a percentage of revenue.

    Sales and marketing costs for the Enterprise Solutions products were 36% of total Enterprise Solutions revenue for fiscal 1999 and 37% for fiscal 1998. Electronic Document Composition selling and marketing costs were 28% for fiscal 1999 and 27% for fiscal 1998.

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

    The Company's effective tax rate was 39% in both 1999 and in 1998. The 1999 rate is the net effect of a 45% domestic tax rate combined with a 34% foreign tax rate on taxable net income.

Stock Repurchase from Merck & Co Inc.

    By agreement dated September 24, 1998, the Company repurchased 770,018 shares of common stock and 100,000 shares of its 6 percent cumulative convertible preferred stock from Merck & Co., Inc. The total cost to Group 1 of the repurchase was $4.1 million. Merck was Group 1's largest shareholder with 14% of the Company's outstanding common stock and 68% of the preferred stock. The repurchased common stock was subsequently reissued in connection with the acquisition of the minority interest of Group 1 Software, Inc.


The Year 2000 Issue

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

    The Company identified and evaluated all of its systems and applications that might have been affected by the Year 2000 issue, and developed plans to ready these systems and applications for the century change. Modification and replacement projects were completed pursuant to their modification and replacement projects. All products sold by the Company, with one exception, were modified to ensure Year 2000 functionality. The costs of the readiness program for products and internal systems were primarily costs of existing internal resources largely absorbed within existing spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other operating costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $17.1 million at March 31, 2000 as compared with $7.8 million in the prior year. The current ratio was 1.4 to 1 at March 31, 2000 and 1.2 to 1 at March 31, 1999. Note that the current portion of deferred revenue related to maintenance and enhancement contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

    The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At March 31, 2000 and at March 31, 1999, there were no borrowings outstanding under the line of credit.

    During fiscal 2000 net income before preferred stock dividends of $6.3 million along with non-cash expenses of $14.4 million provided a total of $20.7 million cash from operating activities. A decrease in accounts receivable added $0.2 million cash during the year from operating activities. This decrease was due to improved collections during the year. Deferred revenues increased cash by $4.5 million; other working capital items increased cash by $0.3 million. Cash flows used in investing activities consist of expenditures for investments in software development and capital equipment of $11.8 million and $9.8 million for the purchase of marketable securities. Proceeds from the exercise of stock options of $3.3 million were partially offset by principal payments on capital leases and preferred dividends of $0.2 million for a total of $3.1 million cash provided by financing activities.

    Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with the Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $2.8 million or 73%, of the installment receivables at March 31, 2000.

    As of March 31, 2000, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We are required to be in conformity with the provisions of SAB 101 in fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25" ("FIN-44"). FIN-44 will be effective on July 1. 2000, but certain conclusions in FIN-44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes the adoption of FIN-44 will not have a material effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company has a subsidiary in the United Kingdom with offices in Germany and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a results, the company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. However, through and as of March 31, 2000, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk. See Note 1 to the Consolidated Financial Statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages 13 through 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 --------------



To the Board of Directors and Stockholders of Group 1 Software, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express and opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


McLean, Virginia
June 4, 2000

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                               MARCH 31,
                                                                             --------------------------------------------
                                                                                 2000                           1999
                                                                             -------------                  -------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                $      20,735                  $      13,378
   Short-term investments                                                          11,259                          1,471
   Trade and installment accounts receivable, less
     allowance of $3,317 and $3,383                                                21,561                         22,596
   Deferred income taxes                                                            3,297                          3,039
   Prepaid expenses and other current assets                                        3,407                          3,149
                                                                             -------------                  -------------

 Total current assets                                                              60,259                         43,633

 Installment accounts receivable, long-term                                         1,945                          2,221
 Property and equipment, net                                                        4,290                          3,678
 Computer software, net                                                            21,823                         22,559
 Other assets                                                                       4,750                          5,708
                                                                             -------------                  -------------

   Total assets                                                             $      93,067                  $      77,799
                                                                             =============                  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                         $       1,940                  $       2,136
   Current portion of capital lease obligation                                        109                             99
   Accrued expenses                                                                 6,627                          5,647
   Accrued compensation                                                             7,617                          7,095
   Current deferred revenues                                                       26,865                         20,863
                                                                             -------------                  -------------

 Total current liabilities                                                         43,158                         35,840

 Capital lease obligation, net of current portion                                      88                            198
 Deferred revenues, long-term                                                       1,169                          2,670
 Deferred income taxes                                                              3,724                          3,670
                                                                             -------------                  -------------

  Total liabilities                                                                48,139                         42,378
                                                                             -------------                  -------------

 Commitments and contingencies (Note 13)

 Stockholders' equity:
   6% cumulative convertible preferred stock $0.25 par value;
   200 shares authorized; 48 issued and outstanding (aggregate
   involuntary liquidation preference $950,000 in 2000)                               916                            916
 Common stock $0.50 par value; 14,000 shares authorized; 6,468 and
   6,069 issued and outstanding                                                     3,234                          3,034
 Additional paid in capital                                                        27,431                         24,060
 Retained earnings                                                                 15,684                          9,451
 Accumulated other comprehensive income                                                (2)                            14
 Less treasury stock, 497 and 483 shares, at cost                                  (2,335)                        (2,054)
                                                                             -------------                  -------------
 Total stockholders' equity                                                        44,928                         35,421
                                                                             -------------                  -------------
 Total liabilities and stockholders' equity                                 $      93,067                  $      77,799
                                                                             =============                  =============

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                     Year Ended March 31,
                                                               ----------------------------------------------------------
                                                                    2000                  1999                 1998
                                                               ---------------       ---------------      ---------------
Revenue:
   Software license and related revenues                            $ 38,853              $ 31,631             $ 32,786
   Maintenance and services                                           42,898                33,660               28,218
                                                               ---------------       ---------------      ---------------

     Total revenue                                                    81,751                65,291               61,004
                                                               ---------------       ---------------      ---------------
Cost of revenue:
   Software license expense                                           12,302                10,702               10,491
   Maintenance and service expense                                    15,001                13,047               12,544
                                                               ---------------       ---------------      ---------------
     Total cost of revenue                                            27,303                23,749               23,035
                                                               ---------------       ---------------      ---------------

Gross profit                                                          54,448                41,542               37,969

Operating expenses:
   Research and development                                            4,188                 2,743                2,858
   Sales and marketing                                                26,118                21,695               20,893
   General and administrative                                         14,335                12,180               11,418
                                                               ---------------       ---------------      ---------------
     Total operating expenses                                         44,641                36,618               35,169
                                                               ---------------       ---------------      ---------------

Income from operations                                                 9,807                 4,924                2,800

Non-operating income (expense)
   Interest income                                                     1,184                   427                  118
   Interest expense                                                      (74)                 (104)                (471)
   Other non-operating income (expense)                                   14                   (76)                (112)
                                                               ---------------       ---------------      ---------------
     Total non-operating income (expense)                              1,124                   247                 (465)
                                                               ---------------       ---------------      ---------------
Income from operations before provision for income taxes
  and minority interest                                               10,931                 5,171                2,335

Provision for income taxes                                             4,642                 2,030                  921


Minority interest in net income of consolidated
  subsidiary                                                           - - -                    83                  264
                                                               ---------------       ---------------      ---------------

Net income                                                             6,289                 3,058                1,150

Preferred stock dividend requirements                                    (56)                  (87)                (177)
                                                               ---------------       ---------------      ---------------

Net income available to common stockholders                          $ 6,233               $ 2,971               $  973
                                                               ===============       ===============      ===============

Basic earnings per share                                              $ 1.07               $  0.56               $ 0.20
                                                               ===============       ===============      ===============

Diluted earnings per share                                            $ 1.00               $  0.56               $ 0.20
                                                               ===============       ===============      ===============

Basic weighted average shares outstanding                              5,802                 5,264                4,911
                                                               ===============       ===============      ===============

Diluted weighted average
   shares outstanding                                                  6,245                 5,317                4,948
                                                               ===============       ===============      ===============


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                      Year Ended March 31,
                                                      --------------------------------------------------
                                                          2000                1999               1998
                                                      ------------       ------------      -------------
Net income                                                $6,289            $ 3,058            $ 1,150

Foreign currency translation adjustments                     (16)              (273)               (64)
Unrealized gain on investments                             - - -              - - -              - - -
                                                      ------------       ------------      -------------

Comprehensive income                                      $6,273            $ 2,785            $ 1,086
                                                      ============       ============      =============



See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               Preferred Stock          Common Stock
                                          -----------------------   ---------------------
                                                                                              Additional     Retained
                                              Shares     Amount      Shares    Par Value   Paid In Capital   Earnings
                                          -----------   ---------   ---------  ----------  ---------------   ---------
Balance, March 31, 1997                         148     $ 2,846       5,382     $ 2,691        $16,831       $ 5,507

Dividends to preferred stockholders           - - -       - - -       - - -       - - -          - - -          (177)
Issuance of stock upon exercise of
  options                                     - - -       - - -           9           5             33         - - -
Loss on foreign currency translation          - - -       - - -       - - -       - - -          - - -         - - -
Net income                                    - - -       - - -       - - -       - - -          - - -         1,150
                                          -----------   ---------   ---------  ----------  ---------------   ---------

Balance, March 31, 1998                         148       2,846       5,391       2,696         16,864         6,480


Dividends to preferred stockholders           - - -       - - -       - - -       - - -          - - -           (87)
Redemption of preferred stock below
  carrying value                               (100)     (1,930)      - - -       - - -          1,255         - - -
Issuance of stock upon exercise of
  options                                     - - -       - - -          52          26            274         - - -
Repurchase of treasury stock                  - - -       - - -       - - -       - - -          - - -         - - -
Minority interest acquisition                 - - -       - - -         626         312          5,667         - - -
Loss on foreign currency translation          - - -       - - -       - - -       - - -          - - -         - - -
Net income                                    - - -       - - -       - - -       - - -          - - -         3,058
                                          -----------   ---------   ---------  ----------  ---------------   ---------

Balance, March 31, 1999                          48         916       6,069       3,034         24,060         9,451

Dividends to preferred stockholders           - - -       - - -       - - -       - - -          - - -           (56)
Issuance of stock upon exercise of
  options                                     - - -       - - -         399         200          2,243         - - -
Loss on foreign currency translation          - - -       - - -       - - -       - - -          - - -         - - -
Tax benefit related to stock options          - - -       - - -       - - -       - - -          1,128         - - -
Net income                                    - - -       - - -       - - -       - - -          - - -         6,289
                                          -----------   ---------   ---------  ----------  ---------------   ---------

Balance, March 31, 2000                          48        $916       6,468      $3,234        $27,431       $15,684




                                                                    Treasury Stock
                                                              --------------------------
                                             Accumulated
                                                Other                                           Total
                                            Comprehensive                                   Stockholders'
                                               Income          Shares            Amount        Equity
                                          -----------------------------       ----------------------------
Balance, March 31, 1997                       $    351             474          $(2,015)        $26,211

Dividends to preferred stockholders              - - -           - - -            - - -            (177)
Issuance of stock upon exercise of
  options                                        - - -           - - -            - - -              38
Loss on foreign currency translation               (64)          - - -                              (64)
Net income                                       - - -           - - -            - - -           1,150
                                          -----------------------------       ----------------------------

Balance, March 31, 1998                            287             474           (2,015)         27,158


Dividends to preferred stockholders              - - -           - - -                              (87)
Redemption of preferred stock below
  carrying value                                 - - -           - - -            - - -            (675)
Issuance of stock upon exercise of
  options                                        - - -               9              (39)            261
Repurchase of treasury stock                     - - -             770           (3,465)         (3,465)
Minority interest acquisition                    - - -            (770)           3,465           9,444
Loss on foreign currency translation              (273)          - - -            - - -            (273)
Net income                                       - - -           - - -            - - -           3,058
                                          -----------------------------       ----------------------------

Balance, March 31, 1999                             14             483           (2,054)         35,421

Dividends to preferred stockholders               - - -          - - -            - - -             (56)
Issuance of stock upon exercise of
   options                                        - - -             14             (281)          2,162
Loss on foreign currency translation               (16)          - - -            - - -             (16)
Tax benefit related to stock options              - - -          - - -            - - -           1,128
Net income                                        - - -          - - -            - - -           6,289
                                          -----------------------------       ----------------------------

Balance, March 31, 2000                            ($2)            497          ($2,335)        $44,928


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Year Ended March 31,
                                                                        ----------------------------------------------------
                                                                            2000                 1999               1998
                                                                        --------------       -------------      ------------
Cash flows from operating activities:
     Net income                                                        $       6,289        $      3,058       $     1,150
  Adjustments to reconcile net income from
     Operations to net cash provided by operating activities:
        Amortization expense                                                  10,701               8,505             7,159
        Depreciation expense                                                   1,864               1,299             1,151
        Provision for doubtful accounts                                        1,050               2,955             3,505
        Net loss on disposal of assets                                            15                   8                51
        Deferred income taxes                                                    808                 788              (802)

        Minority interest in income of consolidated subsidiary                 - - -                  83               264

   Changes in assets and liabilities:
        Accounts receivable                                                      248               3,063             4,070
        Prepaid expenses and other current assets                               (259)                227             1,291
        Other assets                                                             206                 552                90
        Deferred revenues                                                      4,517               2,135               292
        Accounts payable                                                        (194)                 49            (1,068)
        Accrued expenses                                                         498               2,242             1,597
                                                                        --------------       -------------      ------------
     Net cash provided by operating activities                                25,743              24,964            18,750
                                                                        --------------       -------------      ------------

Cash flows from investing activities:
        Purchase and development of computer software                         (9,055)             (7,471)           (8,328)
        Purchase of property and equipment                                    (2,706)             (1,546)           (1,151)
        Purchase of marketable securities                                    (80,955)             (1,471)            - - -
        Sale of marketable securities                                         71,167               - - -             - - -
        Purchase of minority interest                                          - - -                (454)            - - -
                                                                        --------------       -------------      ------------
     Net cash used in investing activities                                   (21,549)            (10,942)           (9,479)
                                                                        --------------       -------------      ------------

Cash flows from financing activities:
        Proceeds from short-term borrowings                                    - - -               - - -            11,853
        Repayment of short-term borrowings                                     - - -               - - -           (18,950)
        Proceeds from exercise of stock options                                3,290                 261                38
        Proceeds from sale and leaseback of equipment                          - - -               - - -               199
        Repayment of principal on capital lease obligations                     (100)               (249)             (120)
        Dividends paid on preferred stock                                        (56)               (117)             (177)
        Repurchase of common stock                                             - - -              (3,465)            - - -
        Repurchase of preferred stock                                          - - -                (675)            - - -
                                                                        --------------       -------------      ------------
     Net cash (used in) provided by financing activities                       3,134              (4,245)           (7,157)
                                                                        --------------       -------------      ------------

     Net increase in cash and cash equivalents                                 7,328               9,777             2,114
     Effect of exchange rate on cash and cash equivalents                         29                 (82)              (60)
     Cash and cash equivalents at beginning of period                         13,378               3,683             1,629
                                                                        --------------       -------------      ------------
     Cash and cash equivalents at end of period                        $      20,735        $     13,378       $     3,683
                                                                        ==============       =============      ============


See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
    The accompanying consolidated financial statements are for Group 1 Software, Inc. ("Group 1"), formerly doing business as COMNET Corporation, which was incorporated June 1967. Unless otherwise indicated in the Notes to the Consolidated Financials Statements, the term "Company" will refer to the operations of Group 1 and its subsidiaries. On September 25, 1998, the shareholders of Group 1 Software, Inc. and COMNET Corporation ("COMNET") both approved the proposed merger of Group 1 Software, Inc. into COMNET. The surviving company was renamed Group 1 Software, Inc. ("Group 1") (see Note 2). Group 1 Software, Inc. develops, acquires, markets and supports specialized marketing, electronic document composition and mail management software. The Company distributes all of its products in North America and its Electronic Document Systems throughout the world.

Principles of Consolidation
    The consolidated financial statements of the Company include the accounts of Group 1 Software, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Estimates
    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
    The Company's revenues are derived from the sale of perpetual licenses for its software and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. The Company adopted the provisions of Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" in fiscal year 1999 and the provisions of No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" in fiscal year 2000. Prior to fiscal 1999, the Company recognized revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition".

         The amount of deferred revenue at March 31, 2000 to be recognized during the subsequent years is (in thousands):


     2001                                            $26,865
     2002                                              1,011
     2003                                                131
     2004                                                 27
                                                 ------------
                                                     $28,034
                                                 ============


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

Cash Equivalents
    The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents. Cash equivalents for the Company are solely investments in commercial paper.

Short-term Investments
    The Company classifies its investments in commercial paper as available-for-sale. As of March 31, 2000 the company had available-for-sale investments of $11.3 million. The Company had available-for-sale investments of $1.5 million as of March 31, 1999. The investments are adjusted to market value at the end of each accounting period. Unrealized gains and losses, net of applicable taxes, are charged or credited to accumulated other comprehensive income, a separate component of stockholders equity. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations. To date, unrealized gains and losses have not been material. Interest income is recognized when earned.

Property and Equipment
    Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives; two years for laptop computers, three years for other computers, five years for office equipment and ten years for furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the respective leases.

Research and Product Development
    Research and product development costs not subject to Financial Accounting Standards Board Statement No. 86 ("SFAS 86"), "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products.

    Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Software development costs include direct labor cost and overhead. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

    Costs for research and development, before capitalization, incurred in fiscal 2000, 1999, and 1998 were approximately $11,023,000, $9,896,000, and
$11,493,000, respectively. Under SFAS 86, software development costs amounting to $6,835,000, $7,153,000, and $8,635,000 were capitalized during fiscal 2000,
1999 and 1998, respectively. During fiscal 2000, 1999, and 1998, amortization of capitalized internally developed computer software costs, was $9,027,000, $7,649,000, and $6,068,000, respectively and is included in software license expense.

Goodwill
    Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $4.6 million and $5.2 million at March 31, 2000 and 1999, respectively, and is included in other assets. Amortization charged to operations amounted to $749,000, $353,000, and $251,000, for fiscal 2000, 1999, and 1998, respectively.
At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 2000.



Foreign Currency Translation
    The functional currency for the Company's international subsidiary is the applicable local currency. The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders' equity as accumulated other comprehensive income. The Company does not attempt to hedge it foreign currency exposures. Foreign currency losses of $16,000 in 2000, $273,000 in 1999 and $64,000 in 1998 are included in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are immaterial for all periods represented.

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

Income Taxes
    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the asset and liability tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

Earnings per Share of Common Stock
    Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock (computed using the if converted method) and stock options (computed using the treasury stock method). Potentially dilutive common share equivalents are excluded from the computation if the effect is anti-dilutive. Share and per share data presented reflect the three-for-two stock split effective February 2000.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands):

                                                                                      Year Ended March 31,
                                                                      -------------------------------------------------
                                                                          2000               1999               1998
                                                                      ------------        -----------        ----------
Weighted average shares outstanding-basic                                   5,802              5,264             4,911
Effect of dilutive securities:
   Stock options                                                              443                 53                37
                                                                      ------------        -----------        ----------

Weighted average shares outstanding - diluted                               6,245              5,317             4,948
                                                                      ============        ===========        ==========

    There were additional potentially dilutive convertible preferred shares of 47,500 in 2000, 96,111 in 1999 and 147,500 in 1998 which were not included in the earnings per share calculation due to their anti-dilutive effect.

Concentration of Credit Risk
    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. The company places its cash and cash equivalents and short term investments in, highly rated commercial paper with maturities of less than one year. The company has established guidelines, relative to credit ratings and maturities that seek to maintain safety and liquidity.

    The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These customers represent approximately $2.8 million or 73% of the installment receivables balance at March 31, 2000 versus $4.3 million or 73% at March 31, 1999. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. For the years ended March 31, 2000 and 1999, no one customer accounted for 10% or more of net accounts receivable.

Impairment of Long-Lived Assets
    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

Recent Accounting Pronouncements

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We are required to be in conformity with the provisions of SAB 101 in fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25" ("FIN 44"). FIN 44 will be effective on July 1. 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes the adoption of FIN 44 will not have a material effect on its financial statements.

Fair Value of Financial Instruments
    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Reclassification
    Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  ACQUISITION OF MINORITY INTEREST


    On September 25, 1998, the Company formerly known as COMNET acquired the minority interest held by Group 1 Software, Inc.'s minority shareholders for a total purchase price of $9,899,000. The purchase price included the issuance of 1,395,713 shares of COMNET's common stock plus direct acquisition costs of $454,000. COMNET issued 1,395,713 shares to Group 1 Software Inc.'s minority shareholders at an exchange ratio of 1.15 shares of COMNET common stock for each share of Group 1 Software, Inc.'s common stock. The surviving company was renamed Group 1 Software, Inc.



    The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to minority interest acquired based on its estimated fair value as shown below:


Allocation of purchase price (in thousands):
--------------------------------------------
Total purchase price                                                            $9,899
Allocated fair value of minority interest                                       (5,766)
                                                                                ------
Goodwill                                                                        $4,133
                                                                                ======

Goodwill is being amortized over its estimated useful life of 15 years.

The operating results related to the acquired minority interest have been included in the consolidated statements of operations for the year ended March 31, 1999 from September 25, 1998 (the date of acquisition.) The proforma results below assume the acquisition occurred at the beginning of the years ended March 31, 1999 and 1998:


                                                                                               For the Year
                                                                          For the Year Ended       Ended
                                                                            March 31, 1999     March 31, 1998
  Net revenue                                                                $      65,291       $     61,004
  Operating income                                                                   4,787              2,524
  Net income available to common stockholders                                        2,917                961

Net income per share:
  Basic                                                                      $        0.49       $       0.16
  Diluted                                                                    $        0.48       $       0.16

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the years presented, nor are they necessarily indicative of future consolidated results.

(3)  ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following (in thousands):

                                                                                               March 31,
                                                                               ----------------------------------------
                                                                                   2000                      1999
                                                                               --------------           ---------------

 Trade                                                                            $  22,392                $   22,316
 Installment accounts receivable, interest
      typically at 8.5% to 13%                                                        4,431                     5,884
 Allowance for doubtful accounts                                                     (3,317)                   (3,383)
                                                                               --------------           ---------------
                                                                                     23,506                    24,817
 Less non-current portion of installment accounts
      receivable                                                                    (1,945)                   (2,221)
                                                                               --------------           ---------------
 Current portion                                                                  $  21,561                $   22,596
                                                                               ==============           ===============

(4)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets are comprised of the following (in thousands):

                                                             March 31,
                                             ------------------------------------------
                                                  2000                      1999
                                             ---------------           ----------------
 Prepaid expense                                    $1,317                    $   833
 Prepaid commission                                  1,363                      1,231
 Prepaid royalty                                       220                        350
 Other assets                                          507                        735
                                             ---------------           ----------------
                                                    $3,407                    $ 3,149
                                             ===============           ================


    Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement contracts and contracts being recognized under the percentage of completion method which have been deferred into future periods.

(5)   PROPERTY AND EQUIPMENT

    Property and equipment is comprised of the following (in thousands):

                                                                            March 31,
                                                             --------------------------------
                                                                  2000              1999
                                                             --------------     -------------

    Computer equipment                                           $  7,223          $  5,347
    Furniture and fixtures                                          2,371             2,433
    Leasehold improvements                                          1,319             1,142
                                                             --------------     -------------
                                                                   10,913             8,922
    Less accumulated depreciation and amortization                 (6,623)           (5,244)
                                                             --------------     -------------
                                                                 $  4,290          $  3,678
                                                             ==============     =============


(6)   COMPUTER SOFTWARE

    Computer software is comprised of the following (in thousands):

                                                                   March 31,
                                                      ------------------------------------
                                                           2000                 1999
                                                      ---------------      ---------------
   Developed software                                     $  59,056             $ 56,603
   Acquired software                                          1,751                5,164
   Software purchased for internal use                        4,128                4,266
                                                      ---------------      ---------------
                                                             64,935               66,033

   Less accumulated amortization                            (43,112)             (43,474)
                                                      ---------------      ---------------
                                                          $  21,823             $ 22,559
                                                      ===============      ===============



    The Company wrote off $10.0 million of fully amortized software balances during fiscal 2000.

(7)   ACCRUED EXPENSES

    Accrued expenses are as follows (in thousands):

                                                         March 31,
                                           ------------------------------------
                                                 2000                1999
                                           ----------------      --------------
  Accrued sales and other taxes                $  1,168           $     705
  Accrued royalties                                 586               1,032
  Accrued sales incentives                          413                 385
  Income taxes payable                            2,224               1,149
  Other accrued expenses                          2,236               2,376
                                           ----------------      --------------
                                               $  6,627            $  5,647
                                           ================      ==============


(8)   LINE OF CREDIT

    The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 2001. The line of credit bears interest at the bank's prime rate (9.0% at March 31, 2000), or Libor plus 150 basis points at the Company's option. The terms of the line require the Company to comply with certain financial covenants, the most restrictive of which requires the Company to maintain an EBIT (earnings before interest and taxes) to interest ratio of at least 5 to 1. At March 31, 2000 and March 31, 1999 there were no borrowings outstanding under the line of credit.

(9)  STOCKHOLDERS' EQUITY

Stock Repurchase

    By agreement dated September 24, 1998, the Company redeemed 100,000 shares of 6% cumulative convertible preferred stock for $675,000 and repurchased 770,018 shares of common stock for $3,465,000 from an investor. The common shares were repurchased for the express purpose of issuance in connection with the minority interest acquisition. The excess of the carrying value of the 100,000 preferred shares above the redemption value was accounted for as permanently reinvested capital. This investor was the Company's largest shareholder with 14% of the common stock and 68% of the preferred stock.

Preferred Stock

    On January 22, 1993, the Company issued a series of Preferred Stock par value $0.25 per share, to be designated "6% Cumulative Convertible Preferred Stock" consisting of 147,500 shares. On September 24, 1998 the Company repurchased 100,000 preferred shares and currently has 47,500 shares issued and outstanding. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock is convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of
1.5 shares of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

    The Company has the right to redeem the outstanding 6% Preferred Stock, in whole or in part, at any time by paying to the holders thereof in cash the redemption price per share, ($20) together with all accrued and unpaid dividends thereon.

Stock Split

    In February 2000 the Company effected a three-for-two split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

Stock Option Plans

    The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding. Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant.

    The Company's Stock Option Plan of 1998 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 472,500 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No stock appreciation rights have been granted under this plan.

    The Company's Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 900,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; however, all options and rights expire ten years after the date of the grant. No stock appreciation rights have been granted under this plan.

    The Company's Stock Option and Stock Appreciation Unit Plan of 1986 for employees permitted the grant of options to purchase common stock of the Company, or stock appreciation rights redeemable in cash or common stock at the sole discretion of the Compensation Committee of the Board of Directors, at prices not less than fair market value on the date of grant. The options and rights are fully vested; however, all options and rights expire ten years after the grant date. No Stock Appreciation Rights have been granted under this plan. A total of 219,600 shares of common stock have been reserved for issuance on exercise of options under the plan.

    The Company's Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock under conditions defined by the plan. The options vest over five years and expire fifteen years after the date of the grant. A total of 319,000 shares of common stock have been reserved for issuance on exercise of options under the plan.

    The Company's 1986 Stock Option Plan for Non-Employee Directors provided for annual automatic grants of non-qualified stock options to non-employee directors of the Company who served from 1986 to 1992, under conditions defined by the plan. The options vest over five years and expire ten years after the grant date. On January 22, 1993, the shareholders approved an amendment to eliminate restrictions on vesting of stock options granted to the plan so that options will become fully exercisable in whole or in part, upon resignation as a director. A total of 70,300 shares of common stock are reserved for issuance on exercise of options under the plan.

    In 1991, the Company granted options to purchase an aggregate of 697,500 shares of common stock at an exercise price of $14.50 per share to the individuals then serving on the reconstituted Board of Directors, as an inducement to such individuals to serve on the board. The options are exercisable for ten years from the date of grant and are fully vested. A total of 277,500 shares of common stock are reserved for issuance on exercise of options under the plan.

    In 1992, the Company granted options to purchase an aggregate of 22,500 shares of common stock at an exercise price of $20.17 per share to the individuals serving on the Advisory Committee. The options are exercisable for ten years from the date of grant and are fully vested. The Company's 1992 Stock Option Plan for Non-Employee Directors provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, under conditions defined by the plan, and reserves 180,000 shares of common stock for issuance on exercise of options under the plan. The options are fully vested and expire fifteen years after the grant date.

    The following table summarizes information about the fixed stock options outstanding at March 31, 2000:



                                                             Weighted
                                           Weighted          average                                   Weighted
                         Numbers of        average          remaining            Numbers of            average
   Ranges of              options          exercise        contractual            options              exercise
exercise prices         outstanding         price         life in years         exercisable             price
-------------------     --------------   ------------     -------------      ---------------        --------------
    $3.51 - $7.00         1,495,098           $5.87             7.54              651,098                 $5.78
   $7.01 - $10.50           239,786           $8.72             5.62              153,437                 $9.39
  $10.51 - $14.00            46,125          $10.98             1.16               46,125                $10.98
  $14.01 - $17.50           312,000          $14.69             1.53              312,000                $14.69
  $17.51 - $21.00            58,313          $20.07             1.81               58,313                $20.07
  $21.01 - $24.50             7,500          $22.63             9.93                    0                 $0.00
                       --------------    ------------     -------------      --------------         --------------
            Total         2,158,822           $8.01             6.18            1,220,973                 $9.39
                       ==============    ============     =============      ==============         ==============

    Activity under the Company's stock option plans discussed above is summarized as follows:

                                                                              Year Ended March 31,
                                            --------------------------------------------------------------------------------------
                                                         2000                        1999                         1998
                                            ----------------------------   -------------------------   ---------------------------
                                                              Weighted                     Weighted                      Weighted
                                                              Average                      Average                        Average
                                             Number of        Exercise      Number of      Exercise     Number of        Exercise
                                              Shares           Price          Shares        Price        Shares            Price
                                            ----------------------------   -------------------------   ---------------------------
Options outstanding beginning of period      2,567,402         $7.63        1,739,724       $8.79      1,923,273            $8.65
Options exercised                             (398,967)         5.99          (52,215)       4.95         (8,550)            4.42
Options canceled                              (264,649)         6.14         (155,130)       9.80       (253,749)            6.80
Options granted                                255,036          6.90        1,035,023        5.82         78,750             5.39
                                               -------                      ---------                     ------
Options outstanding end of period            2,158,822          8.01        2,567,402        7.63      1,739,724             8.79
Options exercisable at end of period         1,220,973          9.39        1,413,624        8.97      1,214,030             9.67
Weighted-average fair value of options
granted during the period                                      $6.80                        $5.82                           $5.39




    The Company accounts for the activity under the Plans in accordance with APB
25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the stock options for awards under the Plans in accordance with SFAS 123, the Company's net income available to common stockholders and earnings per common share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

                                                         2000        1999           1998
                                                    ------------ -------------  ------------
  Net income available to common stockholders
       As reported                                       $6,233        $2,971          $973
       Pro forma                                         $4,407        $1,134          $481
  Basic earnings per share
       As reported                                        $1.07         $0.56         $0.20
       Pro forma                                          $0.76         $0.22         $0.10
  Diluted earnings per share
       As reported                                        $1.00         $0.56         $0.20
       Pro forma                                          $0.71         $0.21         $0.10


    The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2000, 1999 and 1998 respectively; dividend yield of 0%, expected volatility of 116%, 113% and 111% respectively, a risk-free interest rate of 5.84%, 4.61% and 6.70% respectively, and an expected term of 3.89, 7 and 7 years respectively.

(10)  INCOME TAXES

    The provision for income taxes consists of the following components (in thousands):

                                                Years Ended March 31,
                            ------------------------------------------------------------
                                 2000                    1999                  1998
                            ----------------        --------------        --------------
 Federal:
    Current                $         1,613         $          75         $      - - -
    Deferred                         1,244                   752                  (202)
                            ----------------        --------------        --------------
                                     2,857                   827                  (202)
                            ----------------        --------------        --------------
 State:
    Current                          1,043                   225                   123
    Deferred                         (198)                    45                    24
                            ----------------        --------------        --------------
                                       845                   270                   147
                            ----------------        --------------        --------------

 Foreign:
    Current                          1,178                   712                   989
    Deferred                         (238)                   221                  (13)
                            ----------------        --------------        --------------
                                       940                   933                   976
                            ----------------        --------------        --------------

                           $         4,642         $       2,030         $         921
                            ================        ==============        ==============



    The provision for income taxes for continuing operations varied from that computed using the statutory federal income tax rate as follows:

                                                                                 Year Ended March 31,
                                                                    -------------------------------------------
                                                                        2000             1999           1998
                                                                    -----------     ------------     ----------
  Statutory tax rate                                                    34.0%           34.0%           34.0%
  State income taxes, net of federal income tax benefit                  5.1             3.4             4.2
  Foreign taxes                                                         (0.5)            0.2             0.2
  Other, net                                                             3.9             1.7             1.1
                                                                    -----------     ------------     ----------
     Effective tax rate                                                 42.5%           39.3%           39.5%
                                                                    ===========     ============     ==========

    Deferred tax assets (liabilities) which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):

                                                                         March 31,
                                                          --------------------------------------
                                                               2000                    1999
                                                          --------------           -------------
 Current:
 -------
    Stock options                                              $ 1,037              $    - - -
    Allowance for doubtful accounts                              1,281                   1,312
    Net operating loss carry forward                             - - -                     717
    Accrued compensation                                         1,010                     956
    Other, net                                                     (31)                     54
                                                          --------------           -------------
       Total current deferred tax assets                       $ 3,297                 $ 3,039
                                                          ==============           =============

 Long-term:
 ---------
    Deferred maintenance revenue - long-term                      (414)                $  (567)
    Capitalized software                                         5,754                   6,477
    Depreciation                                                  (776)                   (431)
    Net operating loss carry forward                             - - -                    (260)
    Research and development tax credit                           (939)                 (1,711)
    Other, net                                                      99                     162
                                                          --------------           -------------
       Total long-term deferred tax liabilities                $ 3,724                 $ 3,670
                                                          ==============           =============

    The Company has consolidated research and development tax credit carry forwards of approximately $939,000 which will expire in 2009 through 2020.

    U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries.

(11)  BENEFIT PROGRAMS

    The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company's employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. The Company's contributions for the years ended March 31, 2000, 1999 and 1998 were, $325,000, $257,000, and $260,000, respectively.

(12)  SUPPLEMENTAL CASH FLOW INFORMATION

    The following supplemental information summarizes the disclosure pertaining to the Statements of Cash Flows (in thousands):

                                                                                      Year Ended March 31,
                                                                  --------------------------------------------------
                                                                          2000              1999             1998
                                                                       ---------         ----------        ---------
  Cash paid during the year for:
       Interest                                                       $      74         $      104        $     535
       Income taxes                                                   $   2,613         $      101        $     132
  Non-cash investing and financing activities:
       Issuance of common and treasury stock for
          minority interest acquisition                                   - - -         $    9,444            - - -
       Excess of redemption value of preferred
          stock below carrying value                                      - - -         $    1,255            - - -
       Capital lease obligations incurred                                 - - -              - - -        $     238
       Shares tendered in payment for stock options                   $     281         $       39            - - -

(13)  COMMITMENTS AND CONTINGENCIES

Legal

    From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, either individually or in the aggregate, the ultimate disposition of which would have a material adverse effect on the Company.

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

                                                                 Operating                Capital
                                                                ------------           -------------
            2001                                               $     2,573            $        124
            2002                                                     2,223                      79
            2003                                                     1,653                      14
            2004                                                     1,603                   - - -
            2005 and thereafter                                        297                   - - -
                                                                ------------           -------------
    Total minimum lease payments                               $     8,349            $        217
                                                                ============
    Amount representing interest                                                               (20)
                                                                                       -------------
    Net minimum lease payments                                                                 197
    Current portion of capital lease obligations                                              (109)
                                                                                       -------------
    Long-term portion of capital lease obligations                                    $         88
                                                                                       =============


    Total rent expense, under operating leases for fiscal years ended March 31, 2000, 1999, and 1998 was $3,095,000, $3,537,000, and $3,479,000, respectively.

(14)  SEGMENT INFORMATION

    In 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures with respect to operating segments, products and services, geographic areas and major customers of an entity based on the way management disaggregates the entity for making internal operating decisions. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information. Prior year segment information has been restated to present the Company's two reportable segments, Enterprise Solutions Software and Electronic Document Composition Software. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table presents certain financial information relating to each reportable segment:

                                                                                               Year Ended March 31,
                                                                           -------------------------------------------------------
Segment Information (in thousands)                                              2000                  1999               1998
-------------------                                                        ---------------      ---------------    ---------------
Revenue
   Enterprise Solutions Software                                          $       53,252      $         44,274    $       43,220
   Electronic Document Composition Software                                       28,499                21,017            16,258
   Other                                                                           - - -                 - - -             1,526
                                                                           ---------------      ---------------    ---------------

        Total revenue                                                     $       81,751      $         65,291    $       61,004
                                                                           ===============      ===============    ===============

Gross Profit
   Enterprise Solutions Software                                          $       35,465      $         30,368     $      28,556
   Electronic Document Composition Software                                       19,928                13,029            10,846
   Other                                                                            (945)               (1,855)           (1,433)
                                                                           ---------------      ---------------    ---------------

        Total gross profit                                                $       54,448      $         41,542     $      37,969
                                                                           ===============      ===============    ===============


    All of the Company's assets, tax provisions and tax benefits are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions

Software segment is $6.9 million, $4.8 million, and $4.2 million for 2000, 1999 and 1998, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment is $2.1 million, $1.9 million, and $1.4 million for 2000, 1999 and 1998, respectively.

                                                                               Year Ended March 31,
                                                     -------------------------------------------------------------------------
Geographic Area Information                                 2000                      1999                       1998
---------------------------                          --------------------      --------------------       --------------------
Revenue
   U.S. operations                                  $            74,805       $            57,771        $            53,779
   European operations                                           13,493                    11,294                      9,678
   Eliminations                                                  (6,547)                   (3,774)                    (2,453)
                                                     --------------------      --------------------       --------------------

        Total revenue                               $            81,751       $            65,291        $            61,004
                                                     ====================      ====================       ====================

Operating income
   U.S. operations                                  $             6,907       $             2,161        $              (214)
   European operations                                            2,900                     2,763                      3,014
                                                     --------------------      --------------------       --------------------

        Total operating income                      $             9,807       $             4,924        $             2,800
                                                     ====================      ====================       ====================

Identifiable non-current assets
   U.S. operations                                  $            27,418       $            28,612        $            27,437
   European operations                                            6,187                     6,351                      6,580
   Eliminations                                                    (797)                     (797)                      (797)
                                                     --------------------      --------------------       --------------------

        Total identifiable non-current assets       $            32,808       $            34,166        $            33,220
                                                     ====================      ====================       ====================


    It is management's belief that intercompany sales between geographic areas are accounted for at prices consistent with market conditions as evidenced by unaffiliated transactions. "U.S. operations" include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue which includes European operations and exports, were 12.9%, 17.4%, and 15.4% of total revenue in 2000, 1999 and 1998.


(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly unaudited financial information for the years ended March 31, 2000 and 1999 was as follows:

                                                            First             Second            Third            Fourth
                                                           Quarter            Quarter          Quarter           Quarter
                                                        ---------------    -------------    -------------    ---------------
(In thousands, except per share data)

Fiscal Year 2000:
Revenue                                                       $16,757           $19,270          $20,243           $25,481
Gross profit                                                    9,841            12,262           13,517            18,828
Income before taxes                                               618             1,835            2,931             5,547

Net income available to common stockholders                       365             1,096            1,705             3,067
Basic earnings per share                                        $0.07             $0.20            $0.30             $0.52
Diluted earnings per share                                      $0.06             $0.19            $0.29             $0.45

Fiscal Year 1999:
Revenue                                                       $11,929           $14,561          $17,976           $20,825
Gross profit                                                    7,036             8,856           11,526            14,124
Income before taxes                                               145               732            1,355             2,939

Net income available to common stockholders                        37               373              820             1,741
Basic earnings per share                                     $   0.01          $   0.08         $   0.15          $   0.31
Diluted earnings per share                                   $   0.01          $   0.07         $   0.14          $   0.31

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors and executive officers of the Company are as follows:

Name                                        Age             Position
----                                        ---             --------
James V. Manning                             53             Chairman of the Board of Directors
Robert S. Bowen                              62             Chief Executive Officer and Vice Chairman
Ronald F. Friedman                           56             President and Director
Mark D. Funston                              40             Vice President, Chief Financial Officer
Steven Bebee                                 46             Executive Vice President
Alan P. Slater                               44             Executive Vice President
Edward Weiss                                 49             Secretary and General Counsel
Bernard S. Miller                            58             Vice President, Chief Information Officer
Victor O. Forman                             54             Vice President, Domestic and International Postal Affairs and Data
                                                            Quality
Richard H. Eisenberg                         62             Director
James P. Marden                              46             Director
Charles A. Mele                              43             Director
Charles J. Sindelar                          63             Director
Bruce J Spohler                              39             Director
Thomas S Buchsbaum                           49             Director

    The Company knows of no family relationships between any of the above.

    The Board of Directors is divided into three classes. One class of the Directors is elected annually, and Directors serve until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Bowen, Friedman and Buchsbaum will expire in 2002. The terms of Messrs. Eisenberg, Manning and Spohler will expire at the next shareholder's meeting and the terms of Messrs. Sindelar, Marden and Mele will expire in 2001. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

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

    Mr. Ronald F. Friedman has been a Director of the Company for more than five years and president of the Company since September 1998. Prior to the merger of Group 1 into the Company, Mr. Friedman was President and Chief Operating Officer and a Director of Group 1 Software, Inc., for more than five years.

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

    Mr. James Marden has been a Director of the Company since 1992. Mr. Marden is currently serving as Senior Executive Vice President, Corporate Development for Medical Logistics, Inc. From 1994 to May 1999, Mr. Marden was Chairman of The Entertainment Connection, Inc., a privately held electronic retailer of audio and video products. He was Vice President - Acquisitions for Medco Containment Services, Inc. from 1991 to 1994 and held a similar position for Synetic, Inc. from 1993 to 1994. Prior to that time, Mr. Marden was a private investor for more than five years.

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

    Mr. Bruce J. Spohler has been a Director since 1997. He has been Managing Director, High Yield, of CIBC Oppenheimer for more than five years.

    Mr. Thomas S. Buchsbaum has been a Director since September 1998. Since April 1997 he has been Vice President of Education at Dell Computer Corporation. Prior to that, for more than five years, he was Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.


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

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    a) The following documents are filed as part of this report

                                                                                                                 Page Number
                                                                                                                 -----------
    1. Financial Statements:

       The following documents are submitted in Item 8:

                   Report of Independent Accountants                                                               12

                   Consolidated Balance Sheets as of March 31, 2000 and 1999                                       13

                   Consolidated Statements of Operations for the  years
                   ended March 31, 2000, 1999 and 1998                                                             14

                   Consolidated Statements of Comprehensive Income for the years ended March 31, 2000,
                   1999 and 1998                                                                                   15

                   Consolidated Statements of Stockholders' Equity  for the years ended March 31, 2000,
                   1999 and 1998                                                                                   16

                   Consolidated Statements of Cash Flows for the  years
                   ended March 31, 2000, 1999 and 1998                                                             17

                   Notes to Consolidated Financial Statements for  the years
                   ended March 31, 2000, 1999 and 1998                                                             18

    2. Financial Statement Schedules

       The following financial statement schedule is filed as part of this report:


                   Report of Independent Accountants on Financial  Statement Schedule                              39

                   Schedule II:  Valuation and Qualifying Accounts for the Years
                   Ended March 31, 2000, 1999 and 1998                                                             40


    Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

    b) Report on form 8-K

       Group 1 Software, Inc. Shareholder Rights Plan

       Group 1 Software, Inc. declaration of common stock split

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

          4.13 Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.

          4.14 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

          4.15        1995 Non-Employee Directors' Stock Option Plan

         10.01        Intentionally deleted.

         10.02        Intentionally deleted.

         10.03        Intentionally deleted.

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

         10.07        Intentionally deleted.

         10.08 Amended and Restated Employment Agreement dated January 28, 1992 by and between Group 1 Software, Inc. and Robert
                      S. Bowen (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.09        Intentionally deleted.

         10.10 Fee Agreement between the Company and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.11        Intentionally deleted.

         10.12        Intentionally deleted.

         10.13        Indemnification Agreement between the Company and James
                      P. Marden, (incorporated by reference to Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.14        Indemnification Agreement between the Company and Ronald
                      F. Friedman, (incorporated by reference to Exhibit
                      10.108 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.15        Intentionally deleted.

         10.16        Indemnification Agreement between the Company and Robert
                      S. Bowen, (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

         10.17        Intentionally deleted.

         10.18        Intentionally deleted.

         10.19        Intentionally deleted.

         10.20        Intentionally deleted.

         10.21        Intentionally deleted.

         10.22        Intentionally deleted.

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

         10.25        Intentionally deleted.

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

         10.31        Intentionally deleted.

         10.32 Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman.

         10.33        Intentionally deleted.

         10.34        Intentionally deleted.

         10.35        Intentionally deleted.

         10.36        Intentionally deleted

         10.37        Intentionally deleted.

         10.38        Intentionally deleted.

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

         10.43        Intentionally deleted.

         10.44        Intentionally deleted.

         10.45 Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.46        Intentionally deleted.

         10.47        Intentionally deleted.

         10.48 Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996.

         10.49        Intentionally deleted.

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

         10.52 Third Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated August 15, 1997.

         10.53 Fourth Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated January 12, 1998.

         10.54 Fifth Amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated May 11, 1998.

         10.55 Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dated September 4, 1997.

         10.56 Agreement to repurchase preferred and common stock from Merck & Co Inc. dated September 25, 1998.

         10.57 Sixth Amendment to Employment Agreement by and between, Group 1 Software, Inc. and Ronald F. Friedman dated April 1, 1996.

         10.58 Seventh Amendment to Employment Agreement by and between Group 1 Software, Inc. and Ronald F. Friedman dated April 1, 1999.

         *22.0        Subsidiaries of Group 1 Software, Inc.

         *23.1        Consent of PricewaterhouseCoopers LLP.



-------------------------------
         *  Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE
                                -----------------


To the Board of Directors of
  Group 1 Software, Inc.

    Our audits of the consolidated financial statements referred to in our report dated June 4, 2000 appearing in the 2000 Annual Report to Shareholders of Group 1 Software, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
McLean, Virginia
June 4, 2000

                                   SCHEDULE II
                             GROUP 1 SOFTWARE, INC.
      VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2000,
                                 1999, AND 1998
                                 (IN THOUSANDS)

           Column A                   Column B      Column C       Additions        Column D       Column E
-------------------------------     ------------   -----------------------------  -------------  -------------
                                     Balance at    Charged to      Charged to                       Balance
                                     Beginning     Costs and         Other         Deductions       at end
        Description                   of Year       Expenses        Accounts       Describe(1)      of year
        -----------                   -------       --------        --------       -----------      -------
Year ended March 31, 2000
  Allowance for  doubtful
  accounts                         $     3,383   $      1,050         - - -    $       (1,116)    $     3,317

Year ended March 31, 1999
  Allowance for  doubtful
  accounts                         $     3,603   $      2,955         - - -    $       (3,175)    $     3,383

Year ended March 31, 1998
  Allowance for  doubtful
  accounts                         $     3,208   $      3,505         - - -    $       (3,110)    $     3,603


(1) The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  GROUP 1 SOFTWARE, INC.
                               (Registrant)

Date:  June 29, 2000                    By: /s/ ROBERT S. BOWEN
                                           ---------------------------------
                                               Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                                           Date
---------                            -----                                                           ----
/s/ ROBERT S. BOWEN
----------------------------------
Robert S. Bowen                      Chief Executive                                                 June 29, 2000
                                     Officer and Director                                            -------------
                                     (Principal Executive Officer)
/s/ MARK D. FUNSTON
----------------------------------
Mark D. Funston                      Vice President                                                  June 29, 2000
                                     Chief Financial Officer                                         -------------
                                     Treasurer (Principal Financial and Accounting Officer)
/s/ RONALD F. FRIEDMAN
----------------------------------
Ronald F. Friedman                   President and Director                                          June 29, 2000
                                                                                                     -------------
/s/ JAMES V. MANNING
----------------------------------
James V. Manning                     Chairman of the Board                                           June 29, 2000
                                                                                                     -------------
/s/ CHARLES J. SINDELAR
----------------------------------
Charles J. Sindelar                  Director                                                        June 29, 2000
                                                                                                     -------------
/s/ JAMES MARDEN
----------------------------------
James Marden                         Director                                                        June 29, 2000
                                                                                                     -------------
/s/ CHARLES A. MELE
----------------------------------
Charles A. Mele                      Director                                                        June 29, 2000
                                                                                                     -------------
/s/ RICHARD H. EISENBERG
----------------------------------
Richard H. Eisenberg                 Director                                                        June 29, 2000
                                                                                                     -------------
/s/ BRUCE J. SPOHLER
----------------------------------
Bruce J. Spohler                     Director                                                        June 29, 2000
                                                                                                     -------------
/s/ THOMAS S. BUCHSBAUM
----------------------------------
Thomas S. Buchsbaum                  Director                                                        June 29, 2000
                                                                                                     -------------

Index of Exhibits

                                                                    PAGE NUMBER






   *22.0        Subsidiaries of Group 1 Software, Inc.

   *23.1        Consent of PricewaterhouseCoopers, LLP

--------------------------
   *  Filed herewith.