Form 10-Q
period 2000-06-30
GROUP 1 SOFTWARE INC
filed 2000-08-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ......................................


                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended June 30, 2000                Commission file number 0-6355



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

   YES       X                                                NO





                                                    Shares Outstanding Effective
Class                                               August 7, 2000
Common Stock, $.50 par value                        5,798,414

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                              June 30,                           March 31,
                                                                               2000                                2000

 ASSETS
 Current assets:

   Cash and cash equivalents                                             $         22,937                   $           20,735
   Short-term investments                                                           9,343                               11,259
   Trade and installment accounts receivable, less
     allowance of $3,276 and $3,317                                                16,730                               21,561
   Deferred income taxes                                                            3,469                                3,297
   Prepaid expenses and other current assets                                        3,528                                3,407
                                                                         ----------------                   ------------------

 Total current assets                                                              56,007                               60,259

 Installment accounts receivable, long-term                                         1,652                                1,945
 Property and equipment, net                                                        4,633                                4,290
 Computer software, net                                                            20,867                               21,823
 Other assets                                                                       4,548                                4,750
                                                                         ----------------                   ------------------
   Total assets                                                          $         87,707                   $           93,067
                                                                         ================                   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                      $          2,025                   $            1,940
   Current portion of capital lease obligation                                        112                                  109
   Accrued expenses                                                                 6,385                                6,627
   Accrued compensation                                                             5,383                                7,617
   Current deferred revenues                                                       23,863                               26,865
                                                                         ----------------                   ------------------
 Total current liabilities                                                         37,768                               43,158
 Capital lease obligation, net of current portion                                      59                                   88
 Deferred revenues, long-term                                                         917                                1,169
 Deferred income taxes                                                              3,324                                3,724
                                                                         ----------------                   ------------------
  Total liabilities                                                                42,068                               48,139
                                                                         ================                   ==================

 Commitments and contingencies
 Stockholders' equity:

   6% cumulative convertible preferred stock $0.25 par value;
   200 shares authorized; 48 shares issued and outstanding
   (aggregate involuntary liquidation preference $950,000)                            916                                  916
 Common stock $0.50 par value; 14,000 shares authorized; 6,497
    and 6,468 shares issued and outstanding                                         3,248                                3,234
 Additional paid in capital                                                        27,611                               27,431
 Retained earnings                                                                 16,801                               15,684
 Accumulated comprehensive income                                                  (602)                                   (2)
 Less treasury stock, 497 shares, at cost                                          (2,335)                              (2,335)
                                                                         ----------------                   ------------------
 Total stockholders' equity                                                        45,639                               44,928
                                                                         ----------------                   ------------------
 Total liabilities and stockholders' equity                              $         87,707                   $           93,067
                                                                         ================                   ==================

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(ADJUSTED TO REFLECT THE 3 FOR 2 STOCK SPLIT APPROVED BY THE BOARD OF DIRECTORS ON FEBRUARY 4, 2000)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      For the Three Month Period
                                                              Ended June 30,

                                                           2000           1999
Revenues:

  Software license and related revenues                 $  7,637       $  6,885
  Maintenance and services                                12,425          9,872
                                                        --------       --------
    Total revenue                                         20,062         16,757
                                                        --------       --------

Cost of revenue:
  Software license expense                                 3,060          3,199
  Maintenance and service expense                          4,212          3,709
                                                        --------       --------
    Total cost of revenue                                  7,272          6,908
                                                        --------       --------

Gross profit                                              12,790          9,849

Operating expenses:
  Research and development                                 1,511            802
  Sales and marketing                                      6,512          5,863
  General and administrative                               3,642          2,774
                                                        --------       --------
    Total operating expenses                              11,665          9,439
                                                        --------       --------

Income from operations                                     1,125            410


Non-operating income


   Interest income                                           528            192
   Interest expense                                           (6)            (9)
   Other non-operating income                                249             25
                                                        --------       --------
    Total non-operating income                               771            208
                                                        --------       --------

    Income from operations before provision
     for income taxes                                      1,896            618
                                                        --------       --------

Provision for income taxes                                   765            239
                                                        --------       --------
Net income                                                 1,131            379
Preferred stock dividend requirements                        (14)           (14)
                                                        --------       --------
Net income available to common stockholders             $  1,117       $    365
                                                        ========       ========
Basic earnings per share                                $   0.19       $   0.07
                                                        ========       ========
Diluted earnings per share                              $   0.16       $   0.06
                                                        ========       ========
Basic weighted average shares outstanding                  5,980          5,588
                                                        ========       ========
Diluted weighted average shares outstanding                6,898          5,670
                                                        ========       ========

See notes to consolidated financial statements

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTH PERIOD
                                                                             ENDED JUNE 30,

                                                                        2000             1999
   Cash flows from operating activities:


       Net income                                                     $  1,131         $    379

     Adjustments to reconcile net income from Operations to net cash provided by operating activities:


         Amortization expense                                            2,763            2,696

         Depreciation expense                                              448              388

         Provision for doubtful accounts                                    75              150

         Net loss on disposal of assets                                     --                9

         Deferred income taxes                                            (572)            (358)

         Foreign currency transaction gain                                (267)              --

     Changes in assets and liabilities:

         Accounts receivable                                             4,930            4,493

         Prepaid expenses and other current assets                        (130)             196

         Other assets                                                       45               42

         Deferred revenues                                              (3,180)              20

         Accounts payable                                                  105              (11)

         Accrued expenses and accrued compensation                      (2,396)          (3,226)
                                                                      --------         --------
       Net cash provided by operating activities                         2,952            4,778
                                                                      --------         --------


   Cash flows from investing activities:

         Purchase and development of computer software                  (1,893)          (3,070)
         Purchase of property and equipment                               (863)            (522)
          Purchase of marketable securities                            (38,160)         (27,339)
          Sale of marketable securities                                 40,076           20,775
                                                                      --------         --------
         Net cash used in investing activities                            (840)         (10,156)
                                                                      --------         --------

   Cash flows from financing activities:

         Proceeds from exercise of stock options                           194                8
         Repayment of principal on capital lease obligations               (26)             (24)
                                                                      --------         --------
         Net cash provided by (used in) financing activities               168              (16)
                                                                      --------         --------
         Net increase (decrease) in cash and cash equivalents            2,280           (5,394)
         Effect of exchange rate on cash and cash equivalents              (78)              (1)
         Cash and cash equivalents at beginning of period               20,735           13,378
                                                                      --------         --------
         Cash and cash equivalents at end of period                   $ 22,937         $  7,983
                                                                      --------         --------

Supplemental disclosure of non-cash financing activity:

         Warrants issued in exchange for services                     $    208               --


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      For the Three Month Period
                                                             Ended June 30,

                                                         2000              1999
Net income                                             $ 1,131          $   379
Foreign currency translation adjustments                  (600)             (37)
                                                       -------          -------
Comprehensive income                                   $   531          $   342
                                                       =======          =======




See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the year ending March 31, 2001. The information contained in the annual report on the Form 10-K for the year ended March 31, 2000, should be referred to in connection with the unaudited interim financial information.

2. Certain prior period amounts have been reclassified to conform to current period presentation.

3. On February 4, 2000, the Board of Directors approved a 3 for 2 common stock split for stockholders of record as of February 17, 2000. There was no change in the par value of the stock as a result of the split. The effect of the stock split has been retroactively reflected in the consolidated financial statements for all periods presented.

4. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3.3 million and $2.6 million for the three months ended June 30, 2000 and 1999, respectively. Capitalization of computer software development costs for both three month periods was $1.8 million.

5.   Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands, adjusted to reflect the 3 for 2 stock split approved by the Board of Directors on February 4, 2000):

                                                      For the Three Month Period
                                                             Ended June 30,
                                                          2000          1999
Weighted average common shares
outstanding-basic                                         5,980          5,588
  Effect of dilutive securities:
      Stock options and warrants                            918             82
                                                         ------         ------
Weighted average shares outstanding-diluted               6,898          5,670
                                                         ======         ======



There were additional potentially dilutive convertible securities of 47,500 in the three months ended June 30, 2000, and 1999 respectively, which were not included in the earnings per share calculation due to their anti-dilutive effect.

6.   Recent Accounting Pronouncements

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25" ("FIN 44"). FIN 44 will be effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes the adoption of FIN 44 will not have a material effect on its financial statements.

7.   Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

8.   Segment Information

The following table presents certain financial information relating to each reportable segment:

                                                     Three Months Ended June 30,

     Segment Information (in thousands)                  2000           1999
Revenue:
   Enterprise Solutions Software                       $ 13,253        $ 10,973
   Electronic Document Composition Software               6,809           5,784
                                                       --------        --------
      Total revenue                                    $ 20,062        $ 16,757
                                                       ========        ========
Gross Profit:
   Enterprise Solutions Software                       $  8,384        $  6,791
   Electronic Document Composition Software               4,406           3,618
   Other                                                     --            (560)
                                                       --------        --------
        Total gross profit                             $ 12,790        $  9,849
                                                       ========        ========

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1.7 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment was $0.6 million for both the three months ended June 30, 2000 and 1999.

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

For the three months ended June 30, 2000 and 1999, the Company had revenues of $20.1 million and $16.8 million, respectively. Net income available to common stockholders for the three months ended June 30, 2000 was $1.1 million or $0.16 per share compared with net income available to common stockholders of $0.4 million or $0.06 per share in the same period in the prior year. The increase in profitability for the first fiscal quarter of 2001 is primarily due to higher revenue in both of the Company's operating segments along with higher interest and other non-operating income.

All of Group 1's operations are based in the two business segments defined as Enterprise Solutions Software and Electronic Document Composition Software. Enterprise Solutions revenue accounted for 66% and 65% of Group 1's total revenue for the first fiscal quarter of 2001 and 2000, respectively. Electronic Document Composition revenue was 34% and 35% of total revenue for the first quarter of fiscal 2001 and fiscal 2000. International revenues accounted for 16% of Group 1's total revenue in the first quarter of fiscal 2001 and 15% in the first quarter of fiscal 2000.

Software license and related revenues of $7.6 million for the first fiscal quarter of 2001 increased 10% from $6.9 million the same period the prior year. As a percent of total revenue, first quarter software license and related revenues were 38% in fiscal 2001 compared with 41% in fiscal 2000.

For the quarter ended June 30, 2000, license fees from database marketing products decreased by $0.1 million compared to the same period in the prior year. The decrease for the quarter was primarily due to lower sales of the Model 1 product.

The Company's mailing efficiency/data quality software license fees for the first quarter of fiscal 2001 increased 11.0% over the same period in the prior year. The increase is primarily due to higher sales of the Geotax product.

License fees from Electronic Document Composition software increased 15% in the first quarter of fiscal 2001 over the same period the prior year. The increase in sales for the three month period ended June 30, 2000 was due to higher European sales.

Maintenance and service revenue of $12.5 million for the first quarter of fiscal 2001 increased 26% over the prior year period. Maintenance and service revenue accounted for 62% of total revenue for the quarter ended June 30, 2000, compared with 59% in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue, were $9.6 million for the quarter ended June 30, 2000, and $7.3 million for the same period the prior year, an increase of 32%. The increase in maintenance revenue is due to the recognition of higher maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increased installed customer base.

For the quarter ended June 30, 2000, Enterprise Solutions recognized maintenance increased 27% to $7.7 million over the same period the prior year. Electronic Document Composition recognized maintenance increased 59% to $1.9 million in the quarter ended June 30, 2000 compared to the comparable period in the prior year.

Professional and educational service revenue from the Enterprise Solutions segment increased to $0.9 million in the quarter ended June 30, 2000, an increase of 89% over the same period in the prior fiscal year. Electronic Document Composition service revenue decreased 11% to $1.9 million in the first quarter of fiscal 2001 from the same period the prior fiscal year. The decrease in Electronic Document Composition service revenue is primarily due to the completion of a large services engagement in the first quarter of fiscal 2000 partially offset by higher European service revenue.

Total cost of revenue for the first fiscal quarter of 2001 was $7.3 million versus $6.9 million in the same period of fiscal 2000. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended June 30, 2000 to $3.1 million from $3.2 million for the same period the prior year representing 41% and 46% of software license and related revenues, respectively. The decrease in expense as a percent of software license revenue was due to higher license fees in both operating segments.

Maintenance and service expense increased to $4.2 million in the current quarter from $3.7 million in the comparable period in fiscal 2000, representing 34% and 38% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue can be attributed to higher maintenance and service revenue spread across relatively flat maintenance and service costs partially offset by lower margins on professional services as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.3 million which were 83% of professional service and education revenue for the first quarter compared with $2.0 million which represented 76% of professional service and educational revenue for the comparable period in the prior year. The increase in expense as a percent of revenue for the quarter can be attributed to lower revenue in Electronic Document Composition services as discussed above.

Costs of maintenance were $1.9 million for the first fiscal quarter of 2001 representing 20% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.7 million, representing 23% of maintenance revenue. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance and support costs spread over a larger revenue base.

Total operating costs of $11.7 million amounted to 58% of revenue for the quarter ended June 30, 2000 compared $9.4 million or 56% of revenue for the prior year period. The various components of operating costs are discussed below.

Research and development expenses (after capitalization of certain software development costs) totaled $1.5 million for the first fiscal quarter of 2001 and $0.8 million for the same period of fiscal 2000, representing 8% and 5% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Electronic Document Composition segments.

Sales and marketing expenses totaled $6.5 million or 32% of revenue in the first quarter of fiscal 2001 and $5.9 million or 35% in the prior year same period. The decrease in cost as a percent of revenue for the three month periods versus the prior year same period was primarily due to higher revenue partially offset by higher costs for sales and marketing of Enterprise Solutions and Electronic Document Composition products. Sales and marketing costs for the Enterprise Solutions products were 33% of Enterprise Solutions revenue in the first fiscal quarter of 2001 and 37% for the same period the prior year. Electronic Document Composition selling and marketing costs were 34% and 32% for the periods ending June 30, 2000 and 1999, respectively.

General and administrative expenses were $3.6 million or 18% of total revenue compared with $2.8 million or 17% of revenue for the three months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily related to increased compensation associated with increased head count along with increased shareholder relations costs. The Company expects these costs to remain relatively close to the current levels as a percent of revenue.

Net non-operating income was $0.8 million for the quarter ended June 30, 2000 as compared with $0.2 million for the same period in the prior year. This increase represents higher interest income generated from higher cash and short-term investment balances in the current period compared to the same period of fiscal 2000 along with a $0.3 million currency gain.

The Company's effective tax rates were 40% and 38% for the three month period ended June 30, 2000, and 1999, respectively. The current year's rate is the net effect of a 33% effective tax rate on foreign taxable income and a 47% rate on domestic taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.2 million at June 30, 2000, as compared with $17.1 million at March 31, 2000. The current ratio was 1.5 to 1 at June 30, 2000 and 1.4 to 1 at March 31, 2000.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank's prime rate, or Libor plus 150 basis points at Group 1's option. The line of credit is not collateralized and requires Group 1 to maintain certain operating ratios. At June 30, 2000 and at March 31, 2000, there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 2000, net cash provided by operating activities was $2.9 million. This amount included net income of $1.1 million plus non-cash expenses of $2.4 million. Also included in cash provided by operating activities was a $4.9 million decrease in accounts receivable and a $3.2 million decrease in deferred revenues, and a $2.4 million decrease in accrued expenses offset by $0.1 million provided by other operating activities. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $1.9 million, and capital equipment of $0.9 million, in addition to the decrease of $2.0 million in short-term investments resulted in $0.8 million used in investing activities. For the three months ended June 30, 2000, $0.2 million was provided by financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $2.5 million or 69% of the installment receivables at June 30, 2000.

As of June 30, 2000, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

Recent Accounting Pronouncements

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion

No. 25" ("FIN 44"). FIN 44 will be effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company believes the adoption of FIN 44 will not have a material effect on its financial statements.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. However, through June 30, 2000, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

          NONE

Item 5. Other Information

          NONE

Item 6. Exhibits and Reports on Form 8-K

          Exhibit 10.59 Sixth amendment to Employment Agreement by and between Robert S. Bowen and Group 1 Software, Inc. dated July 17, 2000

          No filings on Form 8-K have been made during the quarter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Group 1 Software, Inc.




Date: August 14, 2000
                                                     /s/ Mark Funston
                                                     Mark Funston
                                                     Chief Financial Officer