Form 10-Q
period 2000-09-30
GROUP 1 SOFTWARE INC
filed 2000-11-14
CIK 23055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                     ......................................


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended September 30, 2000           Commission file number 0-6355



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


         YES       X                              NO
             ---------------                         ---------------




                                                  Shares Outstanding Effective
Class                                             November 7, 2000
----------------------------                      ----------------------------
Common Stock, $.50 par value                      6,599,683

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                             September 30,              March 31,
                                                                                 2000                     2000
                                                                             (Unaudited)
                                                                          -----------------        -------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                             $         29,368         $           20,735
   Short-term investments                                                           5,789                     11,259
   Trade and installment accounts receivable, less
     allowance of $3,386 and $3,317                                                16,203                     21,561
   Deferred income taxes                                                            3,061                      3,297
   Prepaid expenses and other current assets                                        3,222                      3,407
                                                                          -----------------        -------------------

 Total current assets                                                              57,643                     60,259

 Installment accounts receivable, long-term                                         1,404                      1,945
 Property and equipment, net                                                        4,683                      4,290
 Computer software, net                                                            20,058                     21,823
 Other assets                                                                       4,539                      4,750
                                                                          -----------------        -------------------
   Total assets                                                          $         88,327         $           93,067
                                                                          =================        ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                      $          1,564         $            1,940
   Current portion of capital lease obligation                                        101                        109
   Accrued expenses                                                                 6,496                      6,627
   Accrued compensation                                                             5,658                      7,617
   Current deferred revenues                                                       22,928                     26,865
                                                                          -----------------        -------------------
 Total current liabilities                                                         36,747                     43,158
 Capital lease obligation, net of current portion                                      43                         88
 Deferred revenues, long-term                                                         856                      1,169
 Deferred income taxes                                                              3,185                      3,724
                                                                          -----------------        -------------------
  Total liabilities                                                                40,831                     48,139
                                                                          -----------------        -------------------
 Commitments and contingencies

 Stockholders' equity:

   6% cumulative convertible preferred stock $0.25 par value; 1,200 shares authorized; 48 shares issued and outstanding
   (aggregate involuntary liquidation preference $950,000)                            916                        916
 Common stock $0.50 par value; 50,000 shares authorized; 6,538
    and 6,468 shares issued and outstanding                                         3,269                      3,234
 Additional paid in capital                                                        28,041                     27,431
 Retained earnings                                                                 18,491                     15,684
 Accumulated other comprehensive income                                              (886)                        (2)
 Less treasury stock, 497 shares, at cost                                          (2,335)                    (2,335)
                                                                          -----------------        -------------------
 Total stockholders' equity                                                        47,496                     44,928
                                                                                                   -------------------
                                                                          -----------------
 Total liabilities and stockholders' equity                              $         88,327         $           93,067
                                                                          =================        ===================


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (ADJUSTED TO REFLECT THE 3 FOR 2 STOCK SPLIT APPROVED BY THE
                    BOARD OF DIRECTORS ON FEBRUARY 4, 2000)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           For the Three Month Period              For the Six Month Period
                                                              Ended September 30,                    Ended September 30,
                                                      -------------------------------------   -----------------------------------
                                                           2000                1999                 2000                1999
                                                      ----------------   ------------------   ---------------    ----------------
Revenues:
  Software license and related revenues                        9,099              $ 9,233            16,736             $16,118
  Maintenance and services                                    13,035               10,037            25,460              19,909
                                                      ----------------   ------------------   ---------------    ----------------
    Total revenue                                             22,134               19,270            42,196              36,027
                                                      ----------------   ------------------   ---------------    ----------------

Cost of revenue:
  Software license expense                                     2,839                3,261             5,899               6,460
  Maintenance and service expense                              4,588                3,739             8,800               7,448
                                                      ----------------   ------------------   ---------------    ----------------
    Total cost of revenue                                      7,427                7,000            14,699              13,908
                                                      ----------------   ------------------   ---------------    ----------------

Gross profit                                                  14,707               12,270            27,497              22,119

Operating expenses:
  Research and development                                     1,519                1,019             3,030               1,821
  Sales and marketing                                          7,118                6,336            13,630              12,199
  General and administrative                                   3,842                3,223             7,484               5,997
                                                      ----------------   ------------------   ---------------    ----------------
    Total operating expenses                                  12,479               10,578            24,144              20,017
                                                      ----------------   ------------------   ---------------    ----------------
Income from operations                                         2,228                1,692             3,353               2,102

Non-operating income
   Interest income                                               622                  228             1,150                 420
   Interest expense                                             (11)                 (55)              (17)                (63)
   Other non-operating income                                     61                 (30)               310                 (6)
                                                      ----------------   ------------------   ---------------    ----------------
    Total non-operating income                                   672                  143             1,443                 351
                                                      ----------------   ------------------   ---------------    ----------------
    Income from operations before provision                                                           4,796
     for income taxes                                          2,900                1,835                                 2,453
                                                      ----------------   ------------------   ---------------    ----------------
Provision for income taxes                                     1,196                  725             1,961                 964
                                                      ----------------   ------------------   ---------------    ----------------
Net income                                                     1,704                1,110             2,835               1,489
Preferred stock dividend requirements                           (14)                 (14)              (28)                (28)
                                                      ----------------   ------------------   ---------------    ----------------
Net income available to common stockholders                   $1,690               $1,096            $2,807              $1,461
                                                      ================   ==================   ===============    ================
Basic earnings per share                                      $ 0.28               $ 0.20            $ 0.47              $ 0.26
                                                      ================   ==================   ===============    ================
Diluted earnings per share                                    $ 0.24               $ 0.19            $ 0.40              $ 0.26
                                                      ================   ==================   ===============    ================
Basic weighted average shares outstanding                      6,016                5,588             5,998               5,588
                                                      ================   ==================   ===============    ================
Diluted weighted average shares outstanding                    6,974                5,673             6,935               5,669
                                                      ================   ==================   ===============    ================


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       FOR THE SIX MONTH PERIOD
                                                                                          ENDED SEPTEMBER 30,
                                                                               ------------------------------------
                                                                                     2000                 1999
                                                                               ----------------       -------------
   Cash flows from operating activities:
       Net income                                                             $         2,835        $      1,489
     Adjustments to reconcile net income from
       Operations to net cash provided by operating activities:
         Amortization expense                                                           5,324               5,702
         Depreciation expense                                                             952                 799
         Provision for doubtful accounts                                                  175                 488
         Net loss on disposal of assets                                                     4                   9
         Deferred income taxes                                                          (152)               (836)
         Foreign currency transaction gain                                              (321)               - - -
     Changes in assets and liabilities:
         Accounts receivable                                                            5,562               5,893
         Prepaid expenses and other current assets                                        174                 112
         Other assets                                                                    (84)                  82
         Deferred revenues                                                            (4,140)                (35)
         Accounts payable                                                               (347)                 701
         Accrued expenses and accrued compensation                                    (1,940)               (703)
                                                                               ----------------       -------------
       Net cash provided by operating activities                                        8,042              13,701
                                                                               ----------------       -------------

     Cash flows from investing activities:
         Purchase and development of computer software                                (3,572)             (4,847)
         Purchase of property and equipment                                           (1,470)             (1,214)
          Purchase of marketable securities                                          (68,046)            (38,148)
          Sale of marketable securities                                                73,516              30,727
                                                                               ----------------       -------------
         Net cash used in investing activities                                            428            (13,482)
                                                                               ----------------       -------------

     Cash flows from financing activities:
         Proceeds from exercise of stock options                                          496                  18
         Repayment of principal on capital lease obligations                             (53)                (49)
         Dividends paid                                                                  (28)                (29)
                                                                               ----------------       -------------
         Net cash provided by (used in) financing activities                              415                (60)
                                                                               ----------------       -------------


         Net increase (decrease) in cash and cash equivalents                           8,885                 159


         Effect of exchange rate on cash and cash
         equivalents                                                                    (252)                 ---


         Cash and cash equivalents at beginning of period                              20,735              13,378
                                                                               ----------------       -------------
         Cash and cash equivalents at end of period                                    29,368        $     13,537
                                                                               ================       =============
Supplemental disclosure of non-cash financing activity:

         Warrants issued in exchange for services                             $          211                 ---


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     For the Three Month Period Ended         For the Six Month Period Ended
                                                              September 30,                           September 30,
                                                   -------------------------------------    -----------------------------------

                                                         2000                1999                 2000               1999
                                                   ----------------    -----------------    ---------------    ----------------

  Net income                                               $1,704              $1,110             $2,835              $1,489

  Foreign currency translation adjustments                  (284)                 163              (884)                 126
                                                   ----------------    -----------------    ---------------    ----------------

  Comprehensive income                                     $1,420              $1,273             $1,951              $1,615
                                                   ================    =================    ===============    ================




See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three and six months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results for the year ending March 31, 2001. The information contained in the annual report on the Form 10-K for the year ended March 31, 2000, should be referred to in connection with the unaudited interim financial information.

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

4. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3.2 million and $2.7 million for the three months ended September 30, 2000 and 1999, respectively. Capitalization of computer software development costs for both three month periods was $1.7 million. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $6.4 million and $5.3 million for the six months ended September 30, 2000 and 1999, respectively. Capitalization of computer software development costs for the same six months periods were $3.4 million and $3.5 million, respectively.

5.       Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is anti-dilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands, adjusted to reflect the 3 for 2 stock split approved by the Board of Directors on February 4, 2000):

                                                           For the Three Month Period Ended       For the Six Month Period Ended
                                                                     September 30,                        September 30,
                                                           ----------------------------------    ---------------------------------
                                                                 2000                1999             2000               1999
                                                           ----------------     -------------    -------------      --------------

Weighted average common shares
      outstanding-basic                                              6,016             5,588            5,998               5,588
 Effect of dilutive securities:
      Stock options and warrants                                       958                85              937                  81
                                                           ----------------     -------------    -------------      --------------
Weighted average shares outstanding-
      diluted                                                        6,974             5,673            6,935               5,669
                                                           ================     =============    =============      ==============

There were additional potentially dilutive convertible securities of 47,500 in the three and six months ended September 30, 2000, and 1999 respectively, which were not included in the earnings per share calculation due to their anti-dilutive effect.

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

       In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS Nos. 133 and 137 will not have a material effect on its financial statements.

7.     Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

8.     Segment Information

The following table presents certain financial information relating to each reportable segment:

                                                                  Three Months Ended               Six Months Ended
                                                                    September 30,                    September 30,
                                                             --------------------------------------------------------------
     Segment Information (in thousands)                           2000           1999              2000           1999
     --------------------                                    -------------- --------------   --------------- --------------

Revenue:
   Enterprise Solutions Software                                  $13,904        $13,496           $27,157        $24,469
   Electronic Document Composition Software                         8,230          5,774            15,039         11,558
                                                             -------------- --------------   --------------- --------------
      Total revenue                                               $22,134        $19,270           $42,196        $36,027
                                                             ============== ==============   =============== ==============

Gross Profit:
   Enterprise Solutions Software                                  $ 9,004        $ 8,684           $17,388        $15,475
   Electronic Document Composition Software                         5,703          3,757            10,109          7,375
   Other                                                              ---           (171)              ---           (731)
                                                             -------------- --------------   --------------- --------------
      Total gross profit                                          $14,707        $12,270           $27,497        $22,119
                                                             =============================   ==============================

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1.5 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively. For the six month period ended September 30, 2000 and 1999, amortization of capitalized software for the Enterprise Solutions Software segment was $3.3 million and $3.0 million, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment was $0.6 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively. Amortization of capitalized software associated with the Electronic Document Composition Software segment was $1.2 million and $1.1 million for the six months ended September 30, 2000 and 1999, respectively.


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

For the three months ended September 30, 2000 and 1999, the Company had revenues of $22.1 million and $19.3 million, respectively. Net income available to common stockholders for the three months ended September 30, 2000 was $1.7 million or $0.24 per share compared with net income available to common stockholders of $1.1 million or $0.19 per share in the same period in the prior year. For the six months ended September 30, 2000 and 1999, the Company had revenues of $42.2 million and $36.0 million, respectively. Net income available to common stockholders for the six months ended September 30, 2000 was $2.8 million or $0.40 per share compared with net income available to common stockholders of $1.5 million or $0.26 per share in the same period in the prior year. The increase in profitability for both the quarter and six months ended September 30, 2000 is primarily due to higher revenue in both of the Company's operating segments along with higher interest and other non-operating income.

All of Group 1's operations are based in the two business segments defined as Enterprise Solutions Software and Electronic Document Composition Software. Enterprise Solutions revenue accounted for 63% and 70% of Group 1's total revenue for the second fiscal quarter of 2001 and 2000, respectively. Enterprise Solutions revenue accounted for 64% and 68% of Group 1's total revenue for the first six months of 2001 and 2000, respectively. Electronic Document Composition revenue was 37% and 30% of total revenue for the second quarter of fiscal 2001 and fiscal 2000, respectively. Electronic Document Composition revenue was 36% and 32% of total revenue for the six months ended September 30, 2000 and 1999, respectively. International revenues accounted for 16% of Group 1's total revenue in the second quarter of fiscal 2001 and 11% in the second quarter of fiscal 2000. International revenues accounted for 16% and 13% of Group 1's total revenue in the six months ended September 30, 2000 and 1999, respectively. The increase in International revenue as a percent of total revenue is primarily due to higher sales of the DOC 1 product in Europe.

Software license and related revenues of $9.1 million for the second fiscal quarter of 2001 decreased 1% from $9.2 million the same period the prior year. As a percent of total revenue, second quarter software license and related revenues were 41% in fiscal 2001 compared with 48% in fiscal 2000. For the six month period, software license and related revenues of $16.7 million were 4% above the same period the prior year. As a percent of total revenue, software license and related revenues were 40% for the six months ended September 30, 2000 compared with 45% for the same period the prior year.

License fees from Enterprise Solutions Software decreased 10% in the three month period ended September 30, 2000 as compared to the same period in the prior year. License fees were flat year to year for the six month period ended September 30, 2000 as compared to the same period in the prior year. The specifics of Enterprise Solutions license fees are discussed below.

For the three and six months ended September 30, 2000, license fees from database marketing products decreased by $0.1 million and $0.2 million respectively compared to the same periods in the prior year. The decrease for the quarter and six month periods was primarily due to lower sales of the Model 1 product.

The Company's mailing efficiency/data quality software license fees for the three months ended September 30, 2000 decreased 8% as compared to the same period in the prior year. License fees of these products were relatively flat for the six month period ended September 30, 2000. The decrease for the three month period is primarily due to lower sales of Group 1's international coding products.

License fees from Electronic Document Composition Software increased 10% in the three months and 12% in the six months ended September 30, 2000 over the same periods in the prior year. The increases in sales for both periods were due to higher European sales.

Maintenance and service revenue of $13.0 million for the second quarter of fiscal 2001 increased 30% over the prior year's comparable period. For the six month period ended September 30, 2000 maintenance and service revenue of $25.5 million was 28% above the same period in the prior year. Maintenance and service revenue accounted for 59% and 60% of total revenue for the quarter and six months ended September 30, 2000, compared with 52% and 55% of total revenue in the same periods in the prior year. Recognized maintenance fees included in maintenance and service revenue were $9.8 million for the quarter ended September 30, 2000 and $7.8 million for the same period the prior year, an increase of 26%. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base.

For the quarter ended September 30, 2000, Enterprise Solutions recognized maintenance increased 22% to $7.8 million over the same period in the prior year. For the six months ended September 30, 2000, Enterprise Solutions recognized maintenance increased 24% to $15.5 million over the same period in the prior year. Electronic Document Composition recognized maintenance increased 43% to $2.0 million in the quarter ended September 30, 2000 compared to the comparable period in the prior year. Electronic Document Composition recognized maintenance increased 50% to $3.9 million in the six months ended September 30, 2000 compared to the same period in the prior year.

Professional and educational service revenue from the Enterprise Solutions segment decreased $0.2 million to $0.6 million in the quarter ended September 30, 2000 from the same period in the prior year. Professional and educational service revenue from the Enterprise Solutions segment increased to $1.5 million in the six months ended September 30, 2000, an increase of $0.2 million from the same period in the prior year. Electronic Document Composition service revenue increased 93% to $2.7 million in the quarter ended September 30, 2000 from the same period the prior fiscal year. Electronic Document Composition service revenue increased 31% to $4.6 million in the six months ended September 30, 2000 compared to the same prior year period. The increase in Electronic Document Composition service revenue is due to higher services in the U.S. and internationally.

Total cost of revenue for the second quarter of fiscal 2001 was $7.4 million versus $7.0 million in the same period of fiscal 2000. The total cost the revenue for the six month period was $14.7 million compared to $13.9 million in the same period in the prior year. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended September 30, 2000 to $2.8 million from $3.3 million for the same period in the prior year representing 31% and 36% of software license and related revenues, respectively. Software license expense decreased for the six month period ended September 30, 2000 to $5.9 million from $6.5 million for the same period in the prior year representing 35% and 40% of software license and related revenues, respectively. The decrease in expense as a percent of software license revenue was due to higher license fees in both operating segments, as well as lower royalty expenses.

Maintenance and service expense increased to $4.6 million in the current quarter from $3.7 million in the comparable period in fiscal 2000, representing 35% and 37% of maintenance and service revenue, respectively. Maintenance and service expense increased to $8.8 million in the six month period ended September 30, 2000 from $7.4 million in the comparable period in fiscal 2000, representing 35% and 37% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue can be attributed to higher maintenance and revenue spread across relatively flat maintenance costs as well as higher margins on professional services revenue as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.5 million which were 76% of professional service and education revenue for the second quarter compared with $1.9 million which represented 86% of professional service and educational revenue for the comparable period in the prior year. For the six month period ended September 30, 2000, professional and educational service costs of $4.8 million were 79% of professional service and educational revenue compared with $3.9 million or 81% in the prior year period. The decrease in expense as a percent of revenue for the three and six month periods can be attributed to higher revenue in Electronic Document Composition services as discussed above.

Costs of maintenance were $2.1 million for the second fiscal quarter of 2001 representing 21% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.8 million, representing 23% of maintenance revenue. For the six months ended September 30, 2000, costs of maintenance were $4.0 million, representing 21% of maintenance revenue versus $3.5 million or 23% of revenue in the prior year. The lower cost as a percentage of revenue reflects economies of scale achieved with maintenance and support costs spread over a larger revenue base.

Total operating costs of $12.4 million amounted to 56% of revenue for the quarter ended September 30, 2000 compared with $10.5 million or 55% of revenue for the prior year period. Total operating costs of $24.1 million amounted to 57% of revenue for the six months ended September 30, 2000 compared $20.0 million or 56% of revenue for the prior year period. The various components of operating costs are discussed below.

Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Software development costs include direct labor cost and overhead. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. Amortization of capitalized software is included in the cost of license fees.

Total research and development expense before capitalization of certain development costs was $3.2 million or 14% of revenue for the three month period ended September 30, 2000 compared with $2.7 million or 14% in the prior year. For the six months ended September 30, 2000 total research and development expense before capitalization of certain development costs was $6.4 million or 15% of revenue compared with $5.3 million or 15% of revenue in the prior year.

Research and development expenses (after capitalization of certain software development costs) totaled $1.5 million for the second fiscal quarter of 2001 and $1.0 million for the same period of fiscal 2000, representing 7% and 5% of revenue, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $3.0 million for the six months ended September 30, 2000 and $1.8 million for the same period of the prior year, representing 7% and 5% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Electronic Document Composition segments.

Sales and marketing expenses totaled $7.1 million or 32% of revenue in the second quarter of fiscal 2001 and $6.3 million or 33% in the prior year same period. Sales and marketing expenses totaled $13.6 million or 32% of revenue in the six months ended September 30, 2000 and $12.2 million or 34% in the six months ended September 30, 1999. The decrease in cost as a percent of revenue for the current year versus the prior year was primarily due to higher revenue partially offset by higher costs for sales and marketing of Enterprise Solutions and Electronic Document Composition products. Sales and marketing costs for the Enterprise Solutions products were 32% of Enterprise Solutions revenue in the second fiscal quarter of 2001 and 33% for the same period the prior year. Electronic Document Composition selling and marketing costs were 33% for the three month periods ended September 30, 2000 and 1999. Sales and marketing costs for the Enterprise Solutions products were 32% of Enterprise Solutions revenue in the first six months of fiscal year 2001 and 36% for the same period in the prior year. Electronic Document Composition sales and marketing costs were 32% and 33% for the six months ended September 30, 2000 and 1999, respectively.

General and administrative expenses were $3.8 million or 17% of total revenue compared with $3.2 million or 17% of revenue for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses were $7.5 million or 18% of total revenue compared with $6.0 million or 17% of revenue for the six months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily related to increased compensation associated with increased head count along with increased shareholder relations costs. The Company expects these costs to remain relatively close to the current levels as a percent of revenue.

Net non-operating income was $0.6 million for the quarter ended September 30, 2000 as compared with $0.1 million for the same period in the prior year. For the six months ended September 30, 2000 and 1999, net non-operating income was $1.4 million and $0.4 million, respectively. This increase represents higher interest income generated from higher cash and short-term investment balances in the current periods compared to the same periods of fiscal 2000 along with a $0.3 million currency gain in the first fiscal quarter of 2001.

The Company's effective tax rates were 41% and 39% for the six month period ended September 30, 2000, and 1999, respectively. The current year's rate is the net effect of a 33% effective tax rate on foreign taxable income and a 47% rate on domestic taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $20.9 million at September 30, 2000, as compared to $17.1 million at March 31, 2000. The current ratio was 1.6 to 1 at September 30, 2000 and 1.4 to 1 at March 31, 2000.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank's prime rate or Libor plus 150 basis points, at Group 1's option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At September 30, 2000 and at March 31, 2000, there were no borrowings outstanding under the line of credit.

For the six months ended September 30, 2000, net cash provided by operating activities was $8.0 million. This amount included net income of $2.8 million plus non-cash expenses of $6.0 million. Also included in cash provided by operating activities was a $5.6 million decrease in accounts receivable, offset by a $4.1 million decrease in deferred revenues, a $1.9 million decrease in accrued expenses and accrued compensation and $0.4 million used by other operating activities. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $3.6 million, and capital equipment of $1.5 million, in addition to a decrease of $5.5 million in short-term investments resulted in $0.4 million provided by investing activities. For the six months ended September 30, 2000, $0.4 million was provided by financing activities.

The Company's exposure to market risk for changes in interest rates relates primarily to its cash equivalents and short-term investments. The Company does not invest in derivative financial instruments. Excess cash is invested in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and, therefore, does not expect operating results or cash flows to be materially affected by a sudden change in market interest rates on its investment portfolio.


Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1's installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1's software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $2.1 million or 68% of the installment receivables at September 30, 2000.

As of September 30, 2000, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS Nos. 133 and 137 will not have a material effect on its financial statements.

Legal Contingencies

       The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

       The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Based on the Company's overall currency rate exposure at September 30, 2000 a 10% change in foreign exchange rates would have had an immaterial effect on the Company's financial position, results of operations and cash flows. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's annual shareholders' meeting held on September 12, 2000:

1. To elect three directors to hold office until the third annual meeting of shareholders of the Company following their election and their successors have been elected and qualified.

                                    NOMINEES                  FOR                       WITHHELD
                                    ------------------------------------------------------------
                                    James P. Marden           5,255,524                 367,761
                                    Charles A. Mele           5,255,524                 367,761
                                    Charles J. Sindelar       5,255,524                 367,761

       All nominees were duly elected.

       In addition to the newly elected directors, the term of office as a director of Messrs. James V. Manning, Richard H. Eisenberg, Bruce J. Spohler, Robert S. Bowen, Ronald F. Friedman and Thomas S. Buchsbaum continued after the Meeting.

2. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 14,000,000 shares to 50,000,000 shares.

                                    FOR                                WITHHELD         ABSTAIN
                                    -----------------------------------------------------------
                                    4,898,248                          715,912          9,125

       The proposal was duly adopted.

3. To amend the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Rights Plan to increase by 300,000 shares the number of shares subject to the plan.

                                    FOR                                WITHHELD         ABSTAIN
                                    -----------------------------------------------------------
                                    4,857,362                          740,342          25,581

       The proposal was duly adopted.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        NONE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Group 1 Software, Inc.




Date: November 14, 2000
                                                 /s/ Mark Funston
                                                 Mark Funston
                                                 Chief Financial Officer