Form 10-Q
period 2000-12-31
GROUP 1 SOFTWARE INC
filed 2001-02-13
CIK 23055

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2000	Commission file number 0-6355

Group 1 Software, Inc.
Incorporated in Delaware	IRS EI No. 52-0852578

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

YES _____X_____	NO ___________

Class —————————— Common Stock, $.50 par value	Shares Outstanding Effective February 7, 2001 —————————— 6,646,753

1

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 31,600	$ 20,735
Short-term investments	7,637	11,259
Trade and installment accounts receivable, less
allowance of $2,438 and $3,317	18,321	21,561
Deferred income taxes	2,406	3,297
Prepaid expenses and other current assets	3,666	3,407

Total current assets	63,630	60,259
Installment accounts receivable, long-term	1,095	1,945
Property and equipment, net	4,462	4,290
Computer software, net	20,099	21,823
Other assets	4,380	4,750

Total assets	$ 93,666	$ 93,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,149	$ 1,940
Current portion of capital lease obligation	88	109
Accrued expenses	6,433	6,627
Accrued compensation	7,062	7,617
Current deferred revenues	23,272	26,865

Total current liabilities	39,004	43,158
Capital lease obligation, net of current portion	29	88
Deferred revenues, long-term	635	1,169
Deferred income taxes	3,235	3,724

Total liabilities	42,903	48,139

Commitments and contingencies
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value;
1,200 shares authorized; 48 shares issued and outstanding
(aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized; 6,635
and 6,468 shares issued and outstanding	3,317	3,234
Additional paid in capital	28,639	27,431
Retained earnings	20,858	15,684
Accumulated other comprehensive income	(632)	(2)
Less treasury stock, 497 shares, at cost	(2,335)	(2,335)

Total stockholders’ equity	50,763	44,928

Total liabilities and stockholders’ equity	$ 93,666	$ 93,067

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Adjusted to reflect the 3 for 2 stock split approved by the Board of Directors on February 4, 2000)
(In thousands, except per share data)
(Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2000	1999	2000	1999
Revenues:
Software license and related revenues	$ 11,188	$ 9,292	$ 27,924	$ 25,410
Maintenance and services	12,948	10,951	38,408	30,860

Total revenue	24,136	20,243	66,332	56,270

Cost of revenue:
Software license expense	2,536	3,370	8,435	9,830
Maintenance and service expense	4,631	3,346	13,431	10,794

Total cost of revenue	7,167	6,716	21,866	20,624

Gross profit	16,969	13,527	44,466	35,646
Operating expenses:
Research and development	1,685	1,034	4,715	2,855
Sales and marketing	8,299	6,216	21,929	18,415
General and administrative	3,359	3,690	10,843	9,687

Total operating expenses	13,343	10,940	37,487	30,957

Income from operations	3,626	2,587	6,979	4,689
Non-operating income
Interest income	688	322	1,838	743
Interest expense	(90)	(6)	(107)	(69)
Other non-operating income (expense)	(104)	28	206	21

Total non-operating income	494	344	1,937	695

Income from operations before provision for income taxes	4,120	2,931	8,916	5,384

Provision for income taxes	1,739	1,212	3,700	2,176

Net income	2,381	1,719	5,216	3,208
Preferred stock dividend requirements	(14)	(14)	(42)	(42)

Net income available to common stockholders	$ 2,367	$ 1,705	$ 5,174	$ 3,166

Basic earnings per share	$ 0.39	$ 0.30	$ 0.86	$ 0.56

Diluted earnings per share	$ 0.34	$ 0.29	$ 0.75	$ 0.55

Basic weighted average shares outstanding	6,091	5,658	6,029	5,610

Diluted weighted average shares outstanding	6,965	5,922	6,932	5,730

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

		For the Nine Month Period Ended December 31,
		2000	1999
Cash flows from operating activities:
Net income		$ 5,216	3,208
Adjustments to reconcile net income from
Operations to net cash provided by operating activities:
Amortization expense		7,489	8,496
Depreciation expense		1,432	1,271
Provision for doubtful accounts		475	1,250
Net loss on disposal of assets		4	9
Deferred income taxes		402	(1,409)
Tax benefit from disqualifying disposition of
incentive stock options		159	—
Foreign currency transaction gain		(225)	—
Changes in assets and liabilities:
Accounts receivable		3,494	5,788
Prepaid expenses and other current assets		(266)	(229)
Other assets		(50)	139
Deferred revenues		(4,033)	413
Accounts payable		229	(315)
Accrued expenses and accrued compensation		(663)	102

Net cash provided by operating activities		13,663	18,723

Cash flows from investing activities:
Purchase and development of computer software		(5,505)	(6,796)
Purchase of property and equipment		(1,769)	(1,721)
Purchase of marketable securities		(100,649)	(54,037)
Sale of marketable securities		104,271	44,737

Net cash used in investing activities		(3,652)	(17,817)

Cash flows from financing activities:
Proceeds from exercise of stock options		1,132	530
Repayment of principal on capital lease obligations		(80)	(73)
Dividends paid		(28)	(29)

Net cash provided by financing activities		1,024	428

Net increase in cash and cash equivalents		11,035	1,334
Effect of exchange rate on cash and
cash equivalents		(170)	1
Cash and cash equivalents at beginning of period		20,735	13,378

Cash and cash equivalents at end of period	;	$ 31,600	$ 14,713

Supplemental disclosure of non-cash financing activity:
Warrants issued in exchange for services		$ 211	—
See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2000	1999	2000	1999
Net income	$2,381	$ 1,719	$ 5,216	$3,208
Foreign currency translation adjustments	254	(107)	(630)	19

Comprehensive income	$2,635	$ 1,612	$ 4,586	$3,227

See notes to consolidated financial statements. 5

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  The consolidated financial statements for the three and nine months ended December 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results for the year ending March 31, 2001. The information contained in the annual report on the Form 10-K for the year ended March 31, 2000, should be referred to in connection with the unaudited interim financial information.

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

4.  Research and development expense, before the capitalization of computer software development costs, amounted to approximately $3.4 million and $2.8 million for the three months ended December 31, 2000 and 1999, respectively. Capitalization of computer software development costs for the three month periods was $1.7 million and $1.8 million, respectively. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $9.8 million and $8.1 million for the nine months ended December 31, 2000 and 1999, respectively. Capitalization of computer software development costs for the nine month periods was $5.1 million and $5.3 million, respectively.

5.  Earnings per share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is anti-dilutive.

Reconciliation of basic EPS calculations to the shares used in the diluted EPS calculation (in thousands, adjusted to reflect the 3 for 2 stock split approved by the Board of Directors on February 4, 2000):

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2000	1999	2000	1999

Weighted average common shares outstanding-basic	6,091	5,658	6,029	5,610
Effect of dilutive securities:
Stock options and warrants	874	264	903	120

Weighted average shares outstanding-diluted	6,965	5,922	6,932	5,730

6

There were additional potentially dilutive convertible securities of 47,500 in the three and nine months ended December 31, 2000, and 1999 respectively, which were not included in the earnings per share calculation due to their anti-dilutive effect.

6.  Recent Accounting Pronouncements

     In December 1999, the SEC released Staff Accounting Bulletin (“SAB”) No. 101,“Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

7.  Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

8.   Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment Information (in thousands)	2000	1999	2000	1999
Revenue:
Enterprise Solutions Software	$15,615	$ 12,973	$42,772	$ 37,443
Customer Relationship Communications Software	8,521	7,270	23,560	18,827

Total revenue	$24,136	$ 20,243	$66,332	$ 56,270

Gross Profit:
Enterprise Solutions Software	$10,969	$ 8,241	$28,357	$ 23,716
Customer Relationship Communications Software	6,000	5,326	16,109	12,701
Other	—	(40)	—	(771)

Total gross profit	$16,969	$ 13,527	$44,466	$ 35,646

All of the Company’s assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1.3 million and $1.9 million for the three months ended December 31, 2000 and 1999, respectively. For the nine month period ended December 31, 2000 and 1999, amortization of capitalized software for the Enterprise Solutions Software segment was $4.6 million and $4.9 million, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $0.5 million for both three month periods ended December 31, 2000 and 1999. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $1.7 million and $1.6 million for the nine months ended December 31, 2000 and 1999, respectively.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Any statements in this quarterly report on Form 10-Q concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission.

For the three months ended December 31, 2000 and 1999, the Company had revenues of $24.1 million and $20.2 million, respectively. Net income available to common stockholders for the three months ended December 31, 2000 was $2.4 million or $0.34 per share compared with net income available to common stockholders of $1.7 million or $0.29 per share in the same period in the prior year. For the nine months ended December 31, 2000 and 1999, the Company had revenues of $66.3 million and $56.3 million, respectively. Net income available to common stockholders for the nine months ended December 31, 2000 was $5.2 million or $0.75 per share compared with net income available to common stockholders of $3.2 million or $0.55 per share in the same period in the prior year. The increase in profitability for both the three and nine months ended December 31, 2000 is primarily due to higher revenue in both of the Company’s operating segments along with higher interest income.

All of Group 1’s operations are based in the two business segments defined as Enterprise Solutions Software and Customer Relationship Communications Software. Enterprise Solutions revenue accounted for 65% and 64% of Group 1’s total revenue for the third fiscal quarter of 2001 and 2000, respectively. Enterprise Solutions revenue accounted for 64% and 67% of Group 1’s total revenue for the first nine months of 2001 and 2000, respectively. Customer Relationship Communications revenue was 35% and 36% of total revenue for the third quarter of fiscal 2001 and fiscal 2000, respectively. Customer Relationship Communications revenue was 35% and 33% of total revenue for the nine months ended December 31, 2000 and 1999, respectively. International revenues accounted for 16% of Group 1’s total revenue in the third quarter of both fiscal 2001 and 2000. International revenues accounted for 16% and 14% of Group 1’s total revenue in the nine months ended December 31, 2000 and 1999, respectively. The increase in international revenue as a percent of total revenue is primarily due to higher sales of the DOC 1 product in Europe.

Software license and related revenues of $11.2 million for the third fiscal quarter of 2001 increased 20% from $9.3 million the same period the prior year. As a percent of total revenue, third quarter software license and related revenues were 46% in fiscal 2001 compared with 46% in fiscal 2000. For the nine month period, software license and related revenues of $27.9 million were 10% above the same period the prior year. As a percent of total revenue, software license and related revenues were 42% for the nine months ended December 31, 2000 compared with 45% for the same period the prior year.

License fees from Enterprise Solutions Software increased 27% in the three month period ended December 31, 2000 as compared to the same period in the prior year. License fees from Enterprise Solutions Software were up 13% for the nine month period ended December 31, 2000 as compared to the same period in the prior year. The specifics of Enterprise Solutions license fees are discussed below.

For the three and nine months ended December 31, 2000, license fees from database marketing products decreased by $0.3 million and $0.5 million respectively compared to the same periods in the prior year. The decrease for the quarter and nine month periods was primarily due to lower sales of the Model 1 product.

The Company’s mailing efficiency/data quality software license fees for the three months ended December 31, 2000 increased 22% as compared to the same period in the prior year. License fees of these products were relatively flat for the nine month period ended December 31, 2000. The increase for the three month period is primarily due to higher sales of Group 1’s Code 1 Plus product.

License fees from Customer Relationship Communications Software were relatively flat for the three months ended December 31, 2000 over the same period in the prior year. For the nine months ended December 31, 2000 license fees for Customer Relationship Communications increased 7% over the same period the prior year. The increase in sales for the nine month period was primarily due to higher European sales.

Maintenance and service revenue of $12.9 million for the third quarter of fiscal 2001 increased 18% over the prior year’s comparable period. For the nine month period ended December 31, 2000 maintenance and service revenue of $38.4 million was 24% above the same period in the prior year. Maintenance and service revenue accounted for 54% and 58% of total revenue for the quarter and nine months ended December 31, 2000, compared with 54% and 55% of total revenue in the same periods in the prior year. Recognized maintenance fees included in maintenance and service revenue were $9.7 million for the quarter ended December 31, 2000 and $8.6 million for the same period the prior year, an increase of 13%. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base in both business segments.

For the quarter ended December 31, 2000, Enterprise Solutions recognized maintenance increased 10% to $7.7 million over the same period in the prior year. For the nine months ended December 31, 2000, Enterprise Solutions recognized maintenance increased 19% to $23.3 million over the same period in the prior year. Customer Relationship Communications recognized maintenance increased 22% to $2.0 million in the quarter ended December 31, 2000 compared to the comparable period in the prior year. Customer Relationship Communications recognized maintenance increased 41% to $5.9 million in the nine months ended December 31, 2000 compared to the same period in the prior year.

Professional and educational service revenue from the Enterprise Solutions segment increased 25% to $0.8 million in the quarter ended December 31, 2000 from the same period in the prior year. Professional and educational service revenue from the Enterprise Solutions segment increased to $2.3 million in the nine months ended December 31, 2000, an increase of 19% from the same period in the prior year. Customer Relationship Communications service revenue increased 46% to $2.4 million in the quarter ended December 31, 2000 from the same period the prior fiscal year. Customer Relationship Communications service revenue increased 35% to $7.0 million in the nine months ended December 31, 2000 compared to the same prior year period. The increase in Customer Relationship Communications service revenue is due to new service contracts in the U.S. and internationally.

Total cost of revenue for the third quarter of fiscal 2001 was $7.1 million versus $6.7 million in the same period of fiscal 2000. The total cost of revenue for the nine month period was $21.8 million compared to $20.6 million in the same period in the prior year. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended December 31, 2000 to $2.5 million from $3.4 million for the same period in the prior year representing 23% and 36% of software license and related revenues, respectively. Software license expense decreased for the nine month period ended December 31, 2000 to $8.4 million from $9.9 million for the same period in the prior year representing 30% and 39% of software license and related revenues, respectively. The decrease in expense as a percent of software license revenue was due to higher license fees in both operating segments, as well as lower royalty and amortization expenses.

Maintenance and service expense increased to $4.6 million in the current quarter from $3.3 million in the comparable period in fiscal 2000, representing 36% and 31% of maintenance and service revenue, respectively. Maintenance and service expense increased to $13.4 million in the nine month period ended December 31, 2000 from $10.7 million in the comparable period in fiscal 2000, representing 35% of maintenance and service revenue, in both periods. The increase in expense as a percentage of revenue for the quarter can be attributed to proportionately higher service revenue which has lower gross margins than maintenance revenue as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.6 million which were 81% of professional service and education revenue for the third quarter compared with $1.8 million which represented 76% of professional service and educational revenue for the comparable period in the prior year. For the nine month period ended December 31, 2000, professional and educational service costs of $7.4 million were 80% of professional service and educational revenue compared with $5.7 million or 79% in the prior year period. The increase in expense as a percent of revenue for the three month period is due to higher expense associated with Enterprise Solutions services due to increased staffing and contracting costs. The decrease in expense as a percent of revenue for the nine month period can be attributed to higher revenue in Customer Relationship Communications services as discussed above.

Costs of maintenance were $2.0 million for the third fiscal quarter of 2001 representing 21% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.6 million, representing 18% of maintenance revenue. For the nine months ended December 31, 2000, costs of maintenance were $6.0 million, representing 21% of maintenance revenue versus $5.1 million or 22% of revenue in the prior year. The increase in expense for the third fiscal quarter is due to increased customer and internal support costs.

Total operating costs of $13.4 million amounted to 55% of revenue for the quarter ended December 31, 2000 compared with $10.9 million or 54% of revenue for the prior year period. Total operating costs of $37.5 million amounted to 57% of revenue for the nine months ended December 31, 2000 compared $31.0 million or 55% of revenue for the prior year period. The various components of operating costs are discussed below.

Software development costs incurred subsequent to establishment of the software’s technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. All costs not meeting the requirements for capitalization are expensed in the period incurred. Software development costs include direct labor cost and overhead. Capitalized software development costs are amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. Amortization of capitalized software is included in the cost of license fees.

Total research and development expense before capitalization of certain development costs was $3.4 million or 14% of revenue for the three month period ended December 31, 2000 compared with $2.8 million or 14% in the prior year. For the nine months ended December 31, 2000 total research and development expense before capitalization of certain development costs was $9.8 million or 15% of revenue compared with $8.1 million or 14% of revenue in the prior year.

Research and development expenses (after capitalization of certain software development costs) totaled $1.7 million for the third fiscal quarter of 2001 and $1.0 million for the same period of fiscal 2000, representing 7% and 5% of revenue, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $4.7 million for the nine months ended December 31, 2000 and $2.8 million for the same period of the prior year, representing 7% and 5% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Customer Relationship Communications segments.

Sales and marketing expenses totaled $8.3 million or 34% of revenue in the third quarter of fiscal 2001 and $6.2 million or 31% in the prior year same period. Sales and marketing expenses totaled $21.9 million or 33% of revenue in the nine months ended December 31, 2000 and $18.4 million or 33% in the nine months ended December 31, 1999. The increase in cost as a percent of revenue for the current quarter versus the prior year quarter was primarily due to higher sales incentive costs for both Enterprise Solutions and Customer Relationship Communications products. Sales and marketing costs for the Enterprise Solutions products were 33% of Enterprise Solutions revenue in the third fiscal quarter of 2001 and 30% for the same period the prior year. Customer Relationship Communications selling and marketing costs were 37% for the three month period ended December 31, 2000 and 33% for the same period the prior year. Sales and marketing costs for the Enterprise Solutions products were 32% of Enterprise Solutions revenue in the first nine months of fiscal year 2001 and 33% for the same period in the prior year. Customer Relationship Communications sales and marketing costs were 35% and 32% for the nine months ended December 31, 2000 and 1999, respectively.

General and administrative expenses were $3.4 million or 14% of total revenue compared with $3.7 million or 18% of revenue for the three months ended December 31, 2000 and 1999, respectively. General and administrative expenses were $10.9 million or 16% of total revenue compared with $9.7 million or 17% of revenue for the nine months ended December 31, 2000 and 1999, respectively. The decrease in general and administrative expenses is primarily related to a decrease in the provision for bad debt expense due to increased cash collections.

Net non-operating income was $0.5 million for the quarter ended December 31, 2000 as compared with $0.3 million for the same period in the prior year. For the nine months ended December 31, 2000 and 1999, net non-operating income was $1.9 million and $0.6 million, respectively. This increase represents higher interest income generated from higher cash and short-term investment balances in the current periods compared to the same periods of fiscal 2000.

The Company’s effective tax rates were 41% and 40% for the nine month period ended December 31, 2000, and 1999, respectively. The current year’s rate is the net effect of a 46% effective tax rate on foreign taxable income and a 33% rate on domestic taxable income.

Liquidity and Capital Resources

The Company’s working capital was $24.6 million at December 31, 2000, as compared to $17.1 million at March 31, 2000. The current ratio was 1.6 to 1 at December 31, 2000 and 1.4 to 1 at March 31, 2000.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At December 31, 2000 and at March 31, 2000, there were no borrowings outstanding under the line of credit.

For the nine months ended December 31, 2000, net cash provided by operating activities was $13.7 million. This amount included net income of $5.2 million plus non-cash expenses of $9.7 million. Also included in cash provided by operating activities was a $3.5 million decrease in accounts receivable, offset by a $4.0 million decrease in deferred revenues and a $0.7 million decrease in accrued expenses and accrued compensation. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $5.5 million, and capital equipment of $1.8 million, in addition to a decrease of $3.6 million in short-term investments resulted in $3.7 million provided by investing activities. For the nine months ended December 31, 2000, $1.0 million was provided by financing activities.

The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and short-term investments. The Company does not invest in derivative financial instruments. Excess cash is invested in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and, therefore, does not expect operating results or cash flows to be materially affected by a sudden change in market interest rates on its investment portfolio.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups. Group 1’s installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Many of these clients have limited capital and insufficient assets to secure their liability with Group 1. The service bureaus are highly dependent on Group 1’s software and services to offer their customers the economic benefit of postal discounts and mailing efficiency. To qualify for the U.S. Postal Service and Canada Post Corporation postal discounts, service bureaus require continuous regulatory product updates from the Company. The service bureau industry is also highly competitive and subject to general economic cycles, as they impact advertising and direct marketing expenditures. The Company is aware of no current market risk associated with the installment receivables. Service bureaus represent approximately $1.9 million or 66% of the installment receivables at December 31, 2000.

As of December 31, 2000, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements

     In December 1999, the SEC released Staff Accounting Bulletin (“SAB”) No. 101,“Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2001. The Company has not fully assessed the effect on our financial statements as a result of SAB 101.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, further amending FAS No. 133. Currently the Company does not utilize derivative financial instruments, therefore, the adoption of SFAS Nos. 133, 137 and 138 is not expected to have a material effect on the Company’s financial statements.

Legal Contingencies

     The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Based on the Company’s overall currency rate exposure at December 31, 2000 a 10% change in foreign exchange rates would have had an immaterial effect on the Company’s financial position, results of operations and cash flows. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Euro Currency

     The European Union’s adoption of the Euro currency raises a variety of issues associated with the Company’s European operations. Although the transition from national currencies to the Euro will be phased in over several years, the Euro became the single currency for most European countries on January 1, 1999. The Company is assessing Euro issues related to its treasury operations, product pricing, contracts and accounting systems. Although the evaluation of these issues is still in process, management currently believes that the Company’s existing or planned hardware and software systems will accommodate the transition to the Euro and any required operating changes will not have a material effect on future results of operations or financial condition.

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

Group 1 Software, Inc. By: /s/ Mark Funston —————————————— Mark Funston Chief Financial Officer February 13, 2001

15