Form 10-K
period 2001-03-31
GROUP 1 SOFTWARE INC
filed 2001-06-29
CIK 23055

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 Form 10-K

(Mark One) __X__	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number 0-6355

Group 1 Software, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	52-0852578
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

4200 Parliament Place, Suite 600, Lanham, MD	20706-1860
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (301) 918-0400

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

YES _X_     NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 19, 2001 was $108,042,098

The number of shares of the Registrant’s Common Stock outstanding on June 19, 2001 was 6,688,478

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company’s 2001 Annual Meeting of Shareholders (Part III of Form 10-K).

Part I

Item 1. Business

The Company

Group 1 Software, Inc., including its wholly owned subsidiaries (“Group 1” or the “Company”), is a leading provider of software solutions for data quality, marketing automation, customer relationship communications and direct marketing applications. Group 1 supports IBM mainframe, Unix (including Linux), MVS, VSE, Windows NT, Windows 2000 and other operating systems and various computers. Group 1 has offices throughout the United States and in Canada, the United Kingdom, continental Europe, and Latin America. The Company is also represented in Asia and Australia. Group 1 provides software solutions that enable approximately 2,500 businesses to market smarter by helping them find, reach, and keep their customers. Increasingly, Group 1’s products are used to help companies realize the benefits from, or increase the return from their investments in Customer Relationship Management (CRM) systems.

The Company’s data quality products enable businesses to ensure the integrity of customer and prospect data. Businesses can verify as well as enhance that data with valuable geographic and demographic information. Through the Company’s DataQuality.net Web service, this functionality can be delivered in real-time. With the May 2001 acquisition of assets of HotData, Inc., the Company is also able to offer hosted, automated batch processing over the Internet. Our enterprise data quality solutions can deliver this essential functionality to all of the touch points within a company.

Group 1’s marketing automation solutions help businesses better utilize customer data to increase marketing effectiveness. These solutions enable companies to predict responses to marketing campaigns, identify and understand their best customers and take advantage of cross-selling opportunities.

The Company’s direct marketing applications help businesses to ensure accurate, on-time delivery of mailings, goods and services, thereby increasing response rates and customer satisfaction. These solutions enable businesses to reduce costs by standardizing addresses, eliminating duplicate addresses, validating postal codes and coding and presorting mailings to maximize postal discounts.

Group 1’s customer relationship communications solutions allow businesses to create high-impact customer-focused communications for delivery via a customer’s preferred channel – paper documentation, email, the web, fax and wireless. This product suite permits companies to personalize communications such as bills and statements using a rules-based engine for highly targeted messaging. Integration with the PaySense Electronic Bill Presentment and Payment (EBPP) system obtained through the April 2001 acquisition of assets of TriSense Software, Ltd. will create the first integrated solution providing digital and paper generation and delivery of customer-focused business documents.

The Company provides software solutions to leading organizations in the financial services, banking, retail, e-business, telecommunications, hospitality, publishing, utilities, and insurance industries.

Group 1 markets all of its products in North America and certain of its products throughout the world. Group 1 is a leading worldwide vendor of Customer Relationship Communications software and a leading vendor in North America of Data Quality, Direct Marketing and Marketing Automation software products.

Many of Group 1’s customers utilize its software in a real-time environment. The Company offers a number of its industry leading software solutions via ASP-based hosted services for the e-commerce arena.

Group 1 markets its Data Quality, Marketing Automation and Direct Marketing applications through a direct sales force in the United States and Canada. Customer Relationship Communications solutions are marketed directly to clients in the Americas and throughout Europe. Where appropriate worldwide, distributors are used to supplement direct sales channels.

The Company believes that the increasing need for personalized customer communications, coupled with the mission-critical requirement for enterprise-wide data quality solutions can expand the market potential for Group 1’s existing and future products.

Markets Served

Group 1 markets its products within a broad span of industries to meet the needs of organizations in the areas of Customer Relationship Communications, Direct Marketing, Data Quality and Marketing Automation. Group 1 addresses the Marketing Automation, Data Quality and Direct Marketing markets through a single operating segment, its Enterprise Solutions Division. Group 1 addresses the Customer Relationship Communications market through a separate operating segment, its Customer Relationship Communications Division.

Customer Relationship Communications

Group 1’s Customer Relationship Communications solutions enable businesses to create high-impact, customer-focused documents including statements and invoices for delivery via print, Web, e-mail, fax and wireless devices. These innovative software applications help companies differentiate themselves to their customers by creating attractive, easy-to-read personalized customer communications. Aside from building brand awareness and increasing customer satisfaction and loyalty, these solutions help companies facilitate the cross selling of additional products and services.

The Company believes that there is substantial demand for automated solutions that combine customer data with today’s advanced printing and Web-based delivery technologies to quickly and easily produce content-rich, highly personalized business documents. Among the 450 businesses worldwide using Group 1 to develop and deliver millions of customer relationship communications each month are telecommunications companies, insurance companies, brokerages, credit card processors, public utilities, health care providers and banks.

DOC1, Group 1’s core Customer Relationship Communications solution, produces personalized business documents for print and on-line delivery. Designed for seamless, one-to-one customer communication, DOC1 also facilitates deployment of Electronic Bill Presentment and Payment (EBPP) and Electronic Statement Presentation (ESP) solutions by generating XML, HTML, and enhanced PDF files. When integrated with the PaySense EBPP offering obtained through the April 2001 acquisition of the assets of TriSense Software, Ltd., Group 1 will offer the first-ever complete solution for both digital and print communication. The integrated offering will feature electronic payment of invoices and design and delivery of Web-based documents.

DOC1 for Workgroups streamlines time-to-market by allowing multiple developers to create and share resources while managing dynamic document applications as they move from development to production. Using DOC1 for Workgroups, multiple developers access an integrated development environment, through which they can create and share content across the enterprise, providing increased productivity and reduced application development time.

Message1, one of the suite of DOC1 products, enables marketers to create highly targeted messages that drive response and generate revenue. With Message1, marketers have unprecedented flexibility to develop, manage, and deliver personalized, highly targeted messaging campaigns for both print and digital delivery. By inserting cross-selling messages on bills, statements, and invoices, routine customer communications can become strategic selling tools.

The software supports all major printing architectures and can operate in centralized, distributed or desktop environments under NT, OS/400, MVS, Open VMS, and UNIX operating systems. When integrated with Group 1’s MailStream Plus and CODE-1 Plus, DOC1 produces documents in a sequence that qualifies for United States Postal Service (USPS) presorting discounts.

Direct Marketing

Group 1’s direct marketing solutions increase direct marketing effectiveness and customer satisfaction by helping provide on-time delivery of mailings, goods and services. This is accomplished by assuring the integrity of name and address information and by coding the mail for speediest and most certain handling. Duplicate mailings are also identified and eliminated. By using these Group 1 applications, businesses can also take advantage of substantial discounts on postage available from the USPS and Canada Post Corporation (CPC) by standardizing addresses, validating postal codes and presorting mailings. Group 1’s Direct Marketing applications are among the most accurate and comprehensive software solutions currently available for international direct marketing. Using data obtained from postal administrations worldwide, these solutions validate, correct, and/or format customer and prospect addresses for over 220 countries and dependencies worldwide.

Group 1’s Direct Marketing applications include CODE-1 Plus, CODE-1 Plus International, Canadian CODE-1 Plus, MailStream Plus, Mail Canada, and MOVEforward, along with many additional solutions that provide significant operational benefits. Group 1’s CODE-1 Plus and MailStream Plus products are, respectively, Coding Accuracy Support System (CASS)-certified and Presort Accuracy Validation and Evaluation (PAVE)-certified by the USPS. To ensure accuracy, CODE-1 cleans, codes, and standardizes every address element. MailStream Plus gives mailers the most powerful software solution available to presort mail for the highest postal discounts offered by the USPS in all classes of mail.

US mailers currently save nearly 28% of the cost of first-class mail and up to 32% of the cost of standard mail by using MailStream Plus and CODE-1 Plus. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1’s products accepted under the Software Evaluation and Recognition Program (SERP) of CPC. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%.

CODE-1 International uses postal address files obtained directly from postal administrations worldwide to validate and correct addresses for 70 countries. The system also formats addresses for over 220 countries and dependencies. Many U.S. businesses have been reluctant to conduct international direct marketing campaigns due to the historically poor quality of international address data and the complexity of dealing with such data. With CODE-1 Plus International, multinational direct marketing is much easier to implement.

Group 1’s list management products, Merge/Purge Plus, Business Merge/Purge, Generalized Selection, and List Conversion Plus allow clients to convert name and address information into desired formats, identify and/or eliminate duplicates on business and consumer mailings, add gender codes, and make targeted demographic selections.

Data Quality

Group 1’s Data Quality solutions enable businesses to ensure the integrity of customer and prospect data and are the cornerstone of successful CRM initiatives. Businesses can also enhance this data with geographic and demographic intelligence. Group 1 provides both hosted services and real-time customer data quality and data enrichment solutions for enterprise-wide applications. These industry-leading solutions provide substantial operational savings as well as increased sales and customer retention by facilitating the most accurate target marketing. Group 1’s data quality software solutions, which encompass many of the company’s Direct Marketing Applications, are the most widely used applications for verifying customer information.

In October 2000, Group 1 launched DataQuality.net, a real-time, transactional Web service that offers e-businesses significant operational savings by verifying address information and providing geographic and demographic information. DataQuality.net uses an XML-based interface to provide a broad variety of real-time, customer data quality and enrichment solutions for e-commerce and enterprise-wide applications. With the May 2001 acquisition of assets of HotData, Inc., Group 1 now offers this same functionality via hosted services providing automated batch processing over the Internet.

Group 1 also offers the DataVerse product suite for companies that want software solutions within the enterprise that offer the same real-time functionality provided by DataQuality.net. The DataVerse solutions allow e-businesses to integrate Group 1’s industry leading data quality solutions directly into their Web environments using readily available technologies.

Group 1’s GeoTAX system provides businesses with the most accurate tax jurisdiction assignment solution available. GeoTAX permits organizations to deal with the thousands of U.S. tax jurisdictions assessing a broad variety of telecommunications, utility, property, sales, income and payroll taxes. The large number of taxing jurisdictions, the variety of taxes and the frequent changes in each and the potential liability from inaccurate tax assignment all combine to pose a tremendous problem for many business operating over broad geographic areas. Alone among tax application providers, only GeoTAX users have access to GDT’s innovative Dynamap/Municipal Boundary database, which provides the most current and precise nationwide municipal boundary information available.

Geographic Coding Plus helps companies turn simple customer address data into practical and powerful information. By adding highly accurate census geography data, demographic data and lifestyle data to customer addresses, Geographic Coding Plus offers businesses a gateway to increased customer and prospect understanding.

Companies have great difficulty measuring customer value, particularly when they are unaware of the full range of products and services customers are utilizing across the enterprise. Through Group 1’s Enterprise Data Quality (EDQ) solution, even the largest enterprises can identify individual customers across operating divisions and lines of business. This intelligence enables companies to leverage their sizable CRM investments by making intelligent marketing and cross-selling decisions.

An organization’s most valuable asset is its customer data. DQ Plus helps businesses ensure the quality of this data across the enterprise, consolidating data and improving its accuracy to ensure the best customers information possible.

Marketing Automation

Group 1’s Marketing Automation solutions enable businesses to utilize customer data to increase marketing effectiveness by achieving greater return on investment from marketing initiatives. Companies use Group 1’s marketing automation offerings to predict responses to marketing campaigns, identify and understand best customers, and create cross-selling and up-selling opportunities. DM1 is an enterprise marketing automation solution that offers marketers essential data hygiene and enhancement capabilities through Group 1’s leading data quality solutions. DM1 also offers data analysis, data visualization, modeling, reporting and campaign management by incorporating third party technologies from industry leaders such as Oracle, Cognos, Dimensional Insight and MapInfo. Designed for marketers, DM1 can be implemented in an organization’s enterprise or accessed via ASP.

A powerful and reliable marketing tool, Model 1 is a series of award-winning modeling solutions that help companies to maximize their marketing dollars by getting the most out of their customer data. The Model 1 predictive modeling system utilizes all traditional predictive techniques to deliver the best models. Speed, ease-of-use, breadth of predictive techniques, and reliability are characteristics enabling users, from marketers to statisticians, to make accurate, actionable market predictions.

Products, Services and Support

Products

As of March 31, 2001, Group 1 offered over 50 software products which run on more than 20 different operating systems and hardware platforms. Group 1’s products can each operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system that can be tailored to a client’s requirements.

The DOC1 production engine can run under MVS, Windows NT, Windows 2000, UNIX (Sun Solaris, HP/UX, IBM AIX, and TRU64), Open VMS, OS/400 or PC DOS. DOC1 is printer-independent and produces AFP, Metacode, HP/PCL, PostScript, HTML, XML, PDF and line data output.

Most products of the Enterprise Solutions Division are offered in an open systems format that enables the specific application to operate on all major platforms. This approach provides consistent performance across the enterprise, regardless of computer platform and allows users to migrate from one platform to another without lost productivity or added training.

Hosted Services

For those customers that do not wish to acquire, implement and maintain the software themselves, Group 1 offers many of its Data Quality products and its DM1 product as a complete hosted solution. DataQuality.net is a transactional Web service that offers real-time address standardization and verification for the U.S., Canada, and more than 220 countries and dependencies worldwide. DataQuality.net also provides geographic information, taxing jurisdiction, and summary-level demographic information for United States addresses. With the May 2001 acquisition of assets of HotData, Inc., Group 1 also offers automated batch processing over the Internet. In the area of customer relationship communications, the April 2001 acquisition of assets of TriSense Software, Ltd. permits Group 1 to offer bill presentment and payment solutions via hosted services for the EBPP industry.

Professional Services

Group 1’s broad range of professional services include data analysis, data migration, integration with other systems, document analysis, consultation and design, installation and training, file conversion and operational review. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other operational areas. Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client’s location and at Group 1 training facilities throughout the U.S. and in Canada and the United Kingdom.

Group 1’s Enterprise Data Quality (EDQ) initiatives provide turnkey solutions for complex data quality engagements. These services include comprehensive analysis and enterprise-wide integration.

Support

Effective support of our customers and products has been a substantial factor in Group 1’s success to date and will continue to be in the foreseeable future. Customer support for software products is provided by telephone for assistance in product installation and problem resolution. Automated call tracking, client-specific call routing, electronic newscast, e-mail messages and on-line discussion bulletin board services via the technical support Web site are also provided for customers utilizing Group 1’s maintenance and enhancement program. On-site visits by qualified company personnel are also available, if necessary. Other offerings include e-mail support, integration support, and premium support plans.

Group 1 customers are afforded educational opportunities through our Annual User’s Conference and the over 20 local User Groups. In addition, two National User Groups advise Group 1 on a variety of issues, including those related to customer support. The thirty-member Enterprise Solutions Division National User Group represents a cross-section of customers selected based on platforms, products, and industries. The Customer Relationship Communications Division also has an active User’s Group that meets twice a year.

For DM1 customers, Group 1 maintains systems in our Las Vegas, Nevada facility that duplicate the customer’s environment. Group 1 Software Europe also has modem links with many of its customers to provide high levels of mission-critical support.

Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation. The education department offers educational and training seminars specific to Group 1 products.

In the fiscal years ended March 31, 2001, 2000, 1999, maintenance and enhancement fees represented approximately 42%, 40%, and 38% respectively, of Group 1’s revenue.

Customers

Group 1’s customer base includes approximately 2,500 clients who have licensed one or more of its products. Group 1 provides software solutions to corporate leaders in a variety of industry segments, as indicated by the following brief list of customers:

Insurance and Financial Services

•	American Express
•	Citicorp
•	Lehman Brothers
•	Prudential Securities
•	Charles Schwab
•	ABN Amro
•	Bank of America
•	CIGNA
•	MetLife

Retailers

•	J.C. Penney
•	L.L. Bean
•	Neiman Marcus
•	Sears
•	U.S. Postal Service

Telecommunications

•	Ameritech
•	AT&T
•	GTE
•	MCI
•	Qwest

Utilities

•	Entergy
•	Pacific Gas and Electric
•	Scottish Power

Direct Marketers

•	Publishers Clearinghouse
•	Lands End

Government and Non-profit

•	Internal Revenue Service
•	U.S. Senate
•	National Geographic Society
•	AARP
•	Veterans Administration
E-Business

•	CyberSource
•	Internet Pictures Corporation
•	NetFlix
•	EarthLink

6

Group 1’s operations are in two business segments defined as Enterprise Solutions Software and Customer Relationship Communications software (see Note 14 to the Consolidated Financial Statements). No customer accounts for more than 10% of the Company’s revenue.

Licensing

Most of Group 1’s products are licensed on a perpetual “right to use” basis pursuant to non-exclusive license agreements. Those products that incorporate third-party databases are licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Multi-site, multi-computer, and remote access corporate license agreements are available as well. Certain postal products are required under USPS and CPC regulations (Coding Accuracy Support System (CASS) and Software Evaluation and Recognition Program (SERP) respectively) to have defined expiration dates (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 to qualify for postal discounts.

Group 1 generally warrants that its products will perform substantially in accordance with their standard documentation for the defined warranty period. The software is generally licensed in conjunction with a first year maintenance agreement to provide service and support for twelve months from the date of the license agreement. The hosted on-line services are offered under annual, renewable service agreements.

Sales and Marketing

Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of over 125 employees located in the U.S., Canada, Latin America, Scandinavia, Italy, Germany, the Netherlands, Austria and the United Kingdom. To serve existing clients and to attract new customers, Group 1 has two sales and support offices in the Washington, DC area and ten other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Miami and Austin, Texas. Group 1’s international offices are located in the Toronto, Sao Paulo, London, Frankfurt, Milan, Copenhagen, Amsterdam and Vienna metropolitan areas.

The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1’s Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, an active Web site, trade show exhibitions, speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including media relations, industry analyst briefings, the Group 1 Report and the annual Group 1 Software User’s Conference.

Through its Group 1 Software Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product suite with partner distribution companies throughout Europe. These agreements provide for a royalty payment to Group 1, with the distributor performing sales and marketing, customer service and support activities. Group 1 continues to pursue additional international sales and marketing opportunities for its products.

Group 1 has entered into agreements with a number of leading software and hardware vendors. Group 1 distributes products manufactured by Dun & Bradstreet, Claritas, GDT, R. L. Polk, Equifax, UNICA Technologies, Business Document, Data General, COMPAQ, Window Book and others. Group 1’s domestic distributors and partners include PeopleSoft, Siebel, Lucent, Accenture, SPL Worldgroup, Ernst and Young, IBM, Xerox, Portal, CSC, Daleen, USHA, SCT, Cayenta, McKesson HBOC, Convergys, and ProQuest. International distributors of Group 1’s products include Xerox, IBM, SAP, OBIMD, Mastersoft International, Business Document, Accenture and L&K.

Product Development

The industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continual expenditure for product development. Group 1 and other software developers are currently responding to the market demand for products and services that can operate in real-time. Businesses are also placing emphasis on products and services that can operate across the enterprise. It is likely that these operational requirements will continue in the foreseeable future.

Group 1 must be able to provide new products and to modify and enhance existing products on a continuing basis to meet the requirements of its customers and of regulatory agencies, particularly the USPS and CPC. Group 1 may also have to further adapt its products to accommodate future changes in hardware and operating systems. To date, Group 1 has been able to adapt its products to such changes and believes that it will be able to do so in the future. Most of the Company’s products are developed internally. The Company also purchases technology, licenses intellectual property rights and oversees third party development of certain products.

Quality assurance testing of Group 1’s new or enhanced products is conducted by teams of experienced individuals from all segments of Group 1’s organization under the direction of testing specialists. Whether the product or technology is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and future direction of each of its products and technologies.

Significant investment was made during the year in new software development, which focused on improving the integration, export, and output technologies to take advantage of e-commerce opportunities that Group 1 believes existing for its functionality. In this arena, Group 1 successfully developed and released its DataQuality.net Web service and DataVerse product suite. The HotData and Trisense asset acquisitions in April and May of 2001 significantly expanded our e-business capabilities in the areas of hosted solutions, digital delivery and electronic payment. Other areas of product enhancement were improved user interfaces and enterprise data quality.

During FY 2001, substantial investments were made in all Customer Relationship Communications products, most notably a major release of DOC1 that supports Web-based documents. In the Enterprise Solutions Division, Group 1 updated all of its core Direct Marketing and Data Quality solutions. In the Marketing Automation area, Group 1 released both a Web-accessible version of DM1 as well as DM1 Corporate Hospitality, the first of its vertically focused solution modules.

During FY 2001, Group 1 released product updates for all its regulatory products that enabled the Company’s direct marketing customers in the U.S. and Canada to meet the requirements of the USPS and CPC to qualify for postal discounts.

Competition

The software and service industry is highly competitive, and little published data is available regarding Group 1’s relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products are available from a number of different vendors offering features similar to those of Group 1’s products. Group 1’s existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 expects to market. In addition, many potential clients for Group 1’s products have in-house capabilities to develop computer software programs that can provide some or all of the functionality of Group 1’s products.

Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, ease of integration of the product line and the Company’s financial strength. Group 1 believes that it competes favorably with regard to these factors, including pricing. A major competitive asset is that Group 1 offers a comprehensive array of complementary products which work together to facilitate more effective and efficient target marketing and customer relationship management. Group 1’s primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Product Protection

Group 1 regards its software, in source and object code, as proprietary and relies upon a combination of contract, trade secret and copyright laws to protect its products and related manuals and documentation. In addition, Group 1 owns U.S. Patent No. 6,078,907 covering security technology and has a patent application pending in Australia regarding the same technology and a patent pending in the U.S. covering other unrelated technology. The license agreements under which clients use Group 1’s products generally restrict the client’s use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these, it may be possible for other persons to obtain copies of Group 1’s products. Group 1 believes that because of the rapid pace of technological change in the technology industry and changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of Group 1’s management and other personnel and their ability to develop, enhance, market and acquire new products.

Trademarks

Group 1 has U.S. federal registrations on over 20 trademarks, including CODE-1 Plus, DM1, DOC1, GROUP 1 SOFTWARE, GEOTAX, HotData, Model1 and TriSense. The Company also has registrations in Australia, Canada, the European Union, Japan and South Korea for several key trademarks. In addition, Group 1 maintains over 35 U.S. common law trademarks.

Employees

As of March 31, 2001, the Company employed 485 persons on a full-time basis, of whom 394 were based in the United States and 91 were based internationally. Of the total, 128 were engaged in sales and marketing, 183 in product development and support, 65 in professional services and 109 in finance, administration and corporate operations. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and believes its employee relations to be good.

Item 2.   Properties

The Company’s executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 54,600 square feet under a lease that expires in 2015. These facilities also include Group 1’s headquarters and principal operations base. Group 1 has options to lease additional space at specified periods during the term and to extend its lease. In North America, Group 1 leases additional sales and support offices in the Chicago, Dallas, Austin, Los Angeles, Las Vegas, Atlanta, New York City, Minneapolis, Miami, Toronto, and the Herndon, Virginia metropolitan areas. Outside North America, the company leases a sales and support office in the London metropolitan area.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The trading of the common stock of the Company is reported on the NASDAQ National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarters indicated and reflects the 3 for 2 stock split effected by the Company in February, 2000. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

Closing Common Stock Prices

2001	High	Low	2000	High	Low
First - June 30, 2000	$19.38	$13.13	First - June 30, 1999	$8.17	$4.83

Second - September 30, 2000	$21.00	$15.88	Second - September 30, 1999	$7.17	$5.31

Third - December 31, 2000	$23.00	$11.00	Third - December 31, 1999	$11.25	$5.58

Fourth - March 31, 2001	$17.31	$11.44	Fourth - March 31, 2000	$24.56	$8.13

No cash dividends have been paid on the Company’s common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock. The Board of Directors intends to retain, for the foreseeable future, the Company’s remaining earnings for use in the development of the business.

At June 15, 2001, there were approximately 2,430 holders of record of the Company’s common stock, including persons who wish to be identified as having an interest in shares held or recorded in “street name” with broker-dealers.

Item 6.   Selected Financial Data

(In thousands except per share amounts)	Year Ended March 31,
	2001	2000	1999	1998	1997
Statement of Earnings Data:
Revenue	$ 93,333	$81,751	$65,291	$61,004	$ 54,547
Income (loss) before provision for income taxes
and minority interest	$ 14,982	$10,931	$ 5,171	$ 2,335	$ (2,710)
Net income (loss)	$ 8,905	$ 6,289	$ 3,058	$ 1,150	$ (1,600)
Basic net earnings (loss) per share	$ 1.46	$ 1.07	$ 0.56	$ 0.20	$ (0.23)
Basic weighted average number of shares	6,059	5,802	5,264	4,911	4,894
Diluted net earnings (loss) per share	$ 1.28	$ 1.00	$ 0.56	$ 0.20	$ (0.33)
Diluted weighted average number of shares	6,958	6,245	5,317	4,948	4,894
Balance Sheet Data:
Working capital	$ 29,721	$17,101	$ 7,793	$ 6,692	$ 4,491
Total assets	$102,625	$93,067	$77,799	$70,630	$ 75,856
Capital lease obligation, excluding current portion	$ 14	$ 88	$ 198	$ 389	$ 304
Stockholders’ equity	$ 54,451	$44,928	$35,421	$27,158	$ 26,212

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Any statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as “believes”, “is developing”, “will continue to be in the future”, “anticipates” and “expects”. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission.

Fiscal 2001 as Compared with Fiscal 2000

     For the year ended March 31, 2001, Group 1’s revenue was $93.3 million compared with $81.8 million for the prior year. Group 1 had net income available to common stockholders for the year of $8.8 million compared with $6.2 million for fiscal 2000. The increase in profitability is attributed to increased revenues and operating income in both the Enterprise Solutions and Customer Relationship Communications segments as well as increased interest income resulting from the company’s higher cash and equivalents balance.

     All of Group 1’s operations are in the two business segments defined as the Enterprise Solutions Division and Customer Relationship Communications Division. Enterprise Solutions revenue accounted for 64% and 65% of Group 1’s total revenue in fiscal 2001 and fiscal 2000, respectively. Customer Relationship Communications revenue was 36% and 35% of total revenue for fiscal 2001 and fiscal 2000. International revenues accounted for 16% of Group 1’s total revenue in fiscal 2001 and 13% in fiscal 2000. The increase in international revenue as a percent of total revenue is due to increased sales of the DOC1 product in Europe and Latin America.

     Software license fees and related revenue of $40.0 million represented an increase of 3% over the prior year. As a percentage of total revenue, software license and related revenues were 43% and 48% for fiscal years 2001 and 2000, respectively.

     The Enterprise Solutions segment’s data quality/direct marketing software license fees were flat for fiscal year 2001 compared with fiscal year 2000. Included in data quality/direct marketing license fees were an increase in GeoTax licenses along with an increase in Code 1 Plus licenses. These increases were offset by lower license sales of the Company’s international coding products.

     License fees from the Enterprise Solutions segment’s Database Marketing systems decreased $0.8 million for fiscal year 2001. The decrease resulted from lower sales of the Model 1 product.

     Licensing of Customer Relationship Communications software increased by 1% in fiscal 2001 over the prior fiscal year. The increase is due primarily to increased European and Latin American sales offset by slightly lower U.S. sales in fiscal 2001 as compared with fiscal 2000.

     Maintenance and services revenue of $53.3 million for the year increased 24% over the prior year. Maintenance and service revenue accounted for 57% and 52% of total revenue in fiscal 2001 and fiscal 2000, respectively. Recognized maintenance fees were $39.0 million in fiscal 2001 and $32.6 million in fiscal 2000, an increase of 20%. Professional service and educational training revenues were $14.3 million in fiscal 2001 and $10.3 million in fiscal 2000, an increase of 38%.

     Enterprise Solutions recognized maintenance increased 16% over the prior year to $31.0 million. Customer Relationship Communications recognized maintenance increased 35% to $8.0 million in fiscal 2001 from fiscal 2000. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base in both business segments. The Company expects continued growth in recognized maintenance in both of its business segments.

     Professional services revenue from the Enterprise Solutions segment increased to $4.2 million in fiscal 2001 from $2.8 million in fiscal 2000, an increase of 50%. Customer Relationship Communications services revenue increased 35% in fiscal 2001 to $10.1 million. As the Company foresees a growing need for integrating complex solutions, it anticipates increased revenue from these services.

     Total costs of revenue for fiscal 2001 were $30.4 million versus $27.3 million for fiscal 2001, representing 33% of total revenue in both years. Costs of revenue include software license expense and maintenance and service expense. Software license expense consists of the amortization of software development costs, royalty payments to third party vendors, and the costs of documentation and quality assurance. Maintenance and service expense consist primarily of consulting, education and support personnel salaries and related costs as well as the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs. Research and development costs are excluded from the cost of revenue.

     Software license expense decreased to $11.2 million in fiscal 2001 representing 28% of software license and related revenue compared with $12.3 million in fiscal 2000 representing 32% of software license and related revenue. The decrease as a percent of revenue is primarily due to higher license revenue, lower software amortization expense and lower royalty expense on sales of third party products.

     Maintenance and service expense increased to $19.2 million in fiscal 2001 from $15.0 million in fiscal 2000, 36% and 35% of maintenance and service revenue, respectively. The increase in expense as a percent of revenue is due to the higher percentage of service revenue relative to maintenance revenue.

     Included in maintenance and service expense above are professional service and educational training costs of $11.6 million which were 82% of professional services revenue during 2001 and $8.0 million and 78% of professional services revenue for the prior year. The increase in expense as a percentage of services revenue is due to increased staffing and contracting costs.

     Costs of maintenance were $7.5 million for fiscal 2001 representing 19% of maintenance revenue compared with costs of $7.0 million and 21% of maintenance revenue in fiscal 2000. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue partially offset by higher information technology costs associated with supporting internal systems. The Company anticipates these costs to remain relatively close to their current levels.

     Total operating costs of $50.9 million amounted to 55% of revenue in fiscal 2001 compared with $44.7 million or 55% of revenue during fiscal 2000. The various components of operating costs are discussed below.

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

     Research and development expenses (after capitalization of certain software development costs) totaled $6.4 million in fiscal 2001 and $4.2 million in 2000, representing 7% and 5% of total revenue, respectively. Costs for research and development, before capitalization, incurred in fiscal 2001and 2000, were $13.1 million, $11.1 million, respectively. The increase in costs is due to increased investment in new product initiatives in all of the Company’s major product groups. The Company expects these costs, as a percentage of revenue, to increase as a result of the acquisitions made subsequent to year end (see Note 1).

     Sales and marketing expenses totaled $31.0 million or 33% of revenue in fiscal 2001 and $26.1 million or 32% of revenue in fiscal 2000. The increase in costs as a percentage of revenue is primarily due to higher sales incentive costs for both Enterprise Solutions and Customer Relationship Communications products. The Company expects these costs to remain relatively close to current levels as a percentage of revenue. Sales and marketing costs for the Enterprise Solutions products were 33% of total Enterprise Solutions revenue for fiscal 2001 and 32% for fiscal 2000. Customer Relationship Communications selling and marketing costs were 34% of total Customer Relationship Communications revenue for fiscal 2001 and 32% for fiscal 2000.

     General and administrative expenses were $13.5 million or 14% of total revenue in fiscal 2001 compared with $14.4 million or 18% for fiscal 2000. The decrease is attributable to lower bonus compensation and lower bad debt expense due to cash collections. The Company expects these costs to remain relatively close to current levels as a percentage of revenue.

     Net non-operating income was $2.9 million in fiscal 2001 compared with net non-operating income of $1.1 million in fiscal 2000. This increase represents higher interest income generated from higher cash and short-term investment balances as well as gains arising from foreign currency translation. The Company expects non-operating income to decrease as interest income on cash and investments decreases. This is due to a decrease in interest rates and a decrease in cash reserves to fund acquisitions subsequent to March 31, 2001. The Company does not expect to continue to benefit from gains on foreign currency transactions. No short-term borrowing requirements are expected; this expectation could be affected substantially by newly-identified investment opportunities including acquisitions.

     The Company’s effective tax rate was 40.6% in fiscal 2001 and 42.5% in fiscal 2000. The current year’s rate is the net effect of a 45% domestic tax rate combined with a 33% foreign tax rate on taxable net income. The decreased effective rate is primarily due to higher foreign taxable income in fiscal 2001.

Fiscal 2000 as Compared with Fiscal 1999

     For the year ended March 31, 2000, Group 1’s revenue was $81.8 million compared with $65.3 million for the prior year. Group 1 had net income available to common stockholders for the year of $6.2 million compared with $3.0 million for fiscal 1999. The increase in profitability is attributed to increased revenues and operating income in both the Enterprise Solutions and Customer Relationship Communications segments as well as increased interest income.

     All of Group 1’s operations are in the two business segments defined as Enterprise Solutions software and Customer Relationship Communications software. Enterprise Solutions revenue accounted for 65% and 68% of Group 1’s total revenue in fiscal 2000 and fiscal 1999, respectively. Customer Relationship Communications revenue was 35% and 32% of total revenue for fiscal 2000 and fiscal 1999. The change in mix is due to more rapid growth in sales in the Customer Relationship Communications segment. International revenues accounted for 13% of Group 1’s total revenue in fiscal 2000 and 17% in fiscal 1999. The decrease in international revenue as a percent of total revenue is due to lower European revenues along with higher sales in the U.S.

     Software license fees and related revenue of $38.9 million represented an increase of 23% over the prior year which was attributable to increased sales across all of Group 1’s product lines. As a percent of total revenue, software license and related revenues were 48% for fiscal years 2000 and 1999.

     The Company’s data quality/mailing efficiency software license fees increased 10% for fiscal 2000 over the prior year. The increase is primarily due to higher sales of the Company’s international coding products, list products and the DQ Plus product suite.

     License fees from Database Marketing systems increased 10% for fiscal year 2000. The increase resulted from higher recognizable revenue on DM1 solutions which are recognized on a percentage of completion basis.

     Licensing of Customer Relationship Communications systems increased by 50% in fiscal 2000 over the prior fiscal year. The increase is due to higher sales in North America, South America and the Caribbean, offset slightly by lower sales in Europe.

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

     Enterprise Solutions recognized maintenance increased 27% over the prior year to $26.7 million. Customer Relationship Communications recognized maintenance increased 59% to $5.9 million in fiscal 2000 from fiscal 1999. The Company expects continued growth in recognized maintenance in both of its business segments.

     Professional services revenue from the Enterprise Solutions segment increased to $2.8 million in fiscal 2000 from $2.0 million in fiscal 1999, an increase of 40%. Customer Relationship Communications services revenue increased 7% in fiscal 2000 to $7.5 million. As the Company foresees a growing need for integrating complex solutions, it anticipates increased revenue from these services.

     Total costs of revenue for fiscal 2000 were $27.3 million versus $23.7 million for fiscal 1999, representing 33% and 36% of total revenue, respectively. The separate components of cost of revenue are discussed below.

     Software license expense increased to $12.3 million in fiscal 2000 representing 32% of software license and related revenue compared to $10.7 million in fiscal 1999 representing 34% of software license and related revenue. The decrease as a percentage of revenue is primarily due to higher license revenue partially offset by higher software amortization expense.

     Maintenance and service expense increased to $15.0 million in fiscal 2000 from $13.0 million in fiscal 1999, 35% and 39% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue is due to higher revenues partially offset by higher costs of outside consultants used to help deliver these services.

     Included in maintenance and service expense above are professional service and educational training costs of $8.0 million which were 78% of professional services revenue during 2000 and $6.6 million and 73% of professional services revenue for the prior year. The increase in cost as a percentage of services revenue is due to lower margins in the Company’s Enterprise Solutions services attributable to a specific contract in which the duration extended original estimates and substantial outside resources were needed for completion. The Company does not expect any significant costs for this contract going forward.

     Costs of maintenance were $7.0 million for fiscal 2000 representing 21% of maintenance revenue compared with costs of $6.4 million and 26% of revenue in fiscal 1999. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue partially offset by higher Information Technology costs associated with supporting internal systems. The Company anticipates these costs to remain relatively close to their current levels. Total operating costs of $44.7 million amounted to 55% of revenue in fiscal 2000 compared with $36.6 million or 56% of revenue during fiscal 1999. The various components of operating costs are discussed below.

     Research and development expenses (after capitalization of certain development costs) totaled $4.2 million in fiscal 2000 and $2.7 million in 1999, representing 5% and 4% of total revenue. The increase in costs is due to increased investment in new product initiatives in all of the Company’s major product groups. The Company expects these costs, as a percentage of revenue, to remain relatively close to their current levels.

     Sales and marketing expenses totaled $26.1 million or 32% of revenue in fiscal 2000 and $21.7 million or 33% of revenue in fiscal 1999. The decrease in costs as a percentage of revenue is primarily due to higher revenue partially offset by higher costs for sales and marketing of Enterprise Solutions and Customer Relationship Communications products. The Company expects these costs to remain relatively close to current levels as a percentage of revenue. Sales and marketing costs for the Enterprise Solutions products were 32% of total Enterprise Solutions revenue for fiscal 2000 and 36% for fiscal 1999. Customer Relationship Communications selling and marketing costs were 32% of total Customer Relationship Communications revenue for fiscal 2000 and 28% for fiscal 1999.

     General and administrative expenses were $14.4 million or 18% of total revenue in fiscal 2000 compared with $12.2 million or 19% for fiscal 1999. The increase is attributable to higher performance bonus compensation offset partially by lower bad debt expense. The Company expects these costs to remain relatively close to current levels as a percentage of revenue.

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

     The Company’s effective tax rate was 42.5% in fiscal 2000 and 39.3% in fiscal 1999. The current year’s rate is the net effect of a 46% domestic tax rate combined with a 32% foreign tax rate on taxable net income. The increased effective rate is primarily due to proportionately higher domestic income in fiscal 2000.

Seasonality and Inflation

     Group 1 in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year; there can be no assurance, however, that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to fiscal year incentives for Group 1’s sales representatives. Group 1’s revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. The Company’s license agreements represent the culmination of a sales cycle averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

     Prices remain stable for Group 1’s products. Inflation directly affects Group 1’s cost structure principally in the areas of employee compensation and benefits, occupancy and support services and supplies.

Liquidity and Capital Resources

     The Company’s working capital was $29.7 million at March 31, 2001 as compared with $17.1 million a year earlier. The current ratio was 1.7 to 1 at March 31, 2001 and 1.4 to 1 at March 31, 2000. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

     The Company provides for its funding requirements through cash generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2001 and at March 31, 2000, there were no borrowings outstanding under the line of credit.

     During fiscal 2001, net income before preferred stock dividends of $8.9 million along with non-cash expenses of $14.1 million provided a total of $23.0 million cash from operating activities. An increase in accounts receivable decreased cash by $1.6 million during the year. This increase was due to an increase in revenue, offset by improved collections during the year. Deferred revenues increased cash by $1.7 million; other working capital items decreased cash by $1.8 million. Cash flows used in investing activities consist of expenditures for investments in software development and capital equipment of $10.0 million, offset by $3.3 million from the sale and maturity of marketable securities. Proceeds from the exercise of stock options of $1.3 million were partially offset by principal payments on capital leases and preferred dividends of $0.2 million for a total of $1.1 million cash provided by financing activities.

     Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

     As of March 31, 2001, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, further amending FAS No. 133. Currently the Company does not utilize derivative financial instruments and has no plans to do so in the future. Therefore, the adoption of SFAS Nos. 133, 137 and 138 will not have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. However, through and as of March 31, 2001, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Risk Factors

Our total revenue and operating results may fluctuate.

     We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include, but are not necessarily limited to:

•	Level of product, services and price competition;

•	Length of our sales cycle and customer licensing patterns;

•	The size and timing of individual license transactions;

•	Delay or deferral of customer purchase and implementations of our products;

15

•	Success in expanding or maintaining our direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Labor turnover and timing of new hires and the allocation of our resources;

•	Changes in the economy and foreign currency exchange rates; and

•	Our ability to develop and market new products and control costs

•	Satisfactory completion of services we provide

•	Performance of key third party service providers

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly.

Our quarterly operating results may fluctuate.

Our total revenue and operating results may vary drastically from quarter to quarter. The main factors that may affect these fluctuations are:

•	The discretionary nature of our customers’purchase and budget cycles;

•	The potential delays in recognizing revenue from license transacions;

•	The timing of new product releases;

•	Seasonal variations in operating results; and

•	Variations in the fiscal or quarterly cycles of our customers.

     Each customer’s decision to purchase our products and services is discretionary and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to eighteen months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially and adversely affected.

     As a result of these and other factors, revenues for any quarter are subject to significant variation and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. The reader should not rely on these comparisons as indications of future performance.

We need to successfully integrate acquisitions and manage growth.

     Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions and strategic alliances on satisfactory terms and successfully integrating them into our operations. Implementation of our growth strategy may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, operating results and financial condition.

We may not be able to compete effectively in the Internet-related products and services market.

     Group 1’s Web service applications communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products.

     Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, rate of adoption, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, operating results and financial condition could be materially and adversely affected.

Our continued success will require us to keep pace with technological developments, evolving industry standards and changing customer needs.

     The software market in which we compete is characterized by (i) rapid technological change, (ii) frequent introductions of new products, (iii) changing customer needs and (iv) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to Group 1’s products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Software errors or defects in our products could reduce revenues.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released, and could be affected by viruses. We have, in the past, been forced to delay the commercial release of products until software problems have been corrected. We could lose revenues as a result of software viruses, errors or defects, including defects in third party products with which our products work. Testing errors may also be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business, operating results and financial condition.

If we do not successfully manage our growth, our business may be negatively impacted.

     If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected. Our business has grown rapidly in recent years. This growth has placed a significant strain on our management systems and resources. In addition, this growth may require us to implement new systems or upgrade current systems, and the failure to successfully implement such new or improved systems could materially and adversely affect our business. To manage future growth, we must continue to (i) implement and improve our financial, operational and management controls, reporting systems and procedures on a timely basis and (ii) expand, train and manage our employee work force.

Integration of personnel and operations relating to our previous or future acquisitions may disrupt our business and management.

     We acquired two companies subsequent to year end, and we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, development and marketing personnel. Key personnel from the acquired companies may in the future decide to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

     Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to revenues or other operating results of the combined company, which could adversely affect our stock price.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other acquisitions.

     We may continue to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We may not be able to protect our proprietary information.

     We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. Notwithstanding these, it may be possible for other persons to obtain copies of Group 1’s products. Group 1 believes that because of the rapid pace of technological change in the technology industry and changes in postal regulations that affect several core products, copyright and trade secret protection are less significant than factors such as the knowledge and experience of Group 1’s management and other personnel and their ability to develop, enhance, market and acquire new products. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate.

     Although we do not believe that we are infringing on any proprietary rights of others, third parties may claim that we have infringed on their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (i) be time consuming to defend, (ii) result in costly litigation, (iii) divert management’s attention and resources, (iv) cause product delays in product and services deliveries and (v) require us to pay monetary damages or enter into royalty or licensing agreements. A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

     We license certain software from third parties. These third-party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions. This could materially and adversely affect our business, operating results and financial condition.

Our international operations involve unique risks.

     Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays and (iv) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations.

Our stock price may continue to be volatile.

     The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Item 8.   Financial Statements and Supplementary Data

     See pages 20 through 37.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Report of Independent Accountants

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia June 12, 2001 19

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	MARCH 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 36,179	$ 20,735
Short-term investments, available for sale	7,954	11,259
Trade and installment accounts receivable,
less allowance for doubtful accounts of	23,658	21,561
$2,197 and $3,317
Deferred income taxes	1,731	3,297
Prepaid expenses and other current assets	3,650	3,407

Total current assets	73,172	60,259
Installment accounts receivable, long-term	695	1,945
Property and equipment, net	4,294	4,290
Computer software, net	20,234	21,823
Other assets	4,230	4,750

Total assets	$ 102,625	$ 93,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,977	$ 1,940
Current portion of capital lease obligation	74	109
Accrued expenses	5,819	6,627
Accrued compensation	6,549	7,617
Current deferred revenues	29,032	26,865

Total current liabilities	43,451	43,158
Capital lease obligation, net of current portion	14	88
Deferred revenues, long-term	544	1,169
Deferred income taxes	4,165	3,724

Total liabilities	48,174	48,139

Commitments and contingencies (Note 13)
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par
value; 1,200 shares authorized; 48 shares issued and
outstanding (aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 and 14,000 shares
authorized; 6,654 and 6,468 issued and outstanding	3,327	3,234
Additional paid in capital	29,296	27,431
Retained earnings	24,533	15,684
Accumulated other comprehensive loss	(1,286)	(2)
Less treasury stock, 497 shares, at cost	(2,335)	(2,335)

Total stockholders’ equity	54,451	44,928

Total liabilities and stockholders’ equity	$ 102,625	$ 93,067

See notes to consolidated financial statements. 20

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2001	2000	1999
Revenue:
Software license and related revenue	$40,055	$38,853	$31,631
Maintenance and services	53,278	42,898	33,660

Total revenue	93,333	81,751	65,291

Cost of revenue:
Software license expense	11,204	12,302	10,702
Maintenance and service expense	19,149	14,968	13,047

Total cost of revenue	30,353	27,270	23,749

Gross profit	62,980	54,481	41,542

Operating expenses:
Research and development	6,376	4,221	2,743
Sales and marketing	31,043	26,118	21,695
General and administrative	13,460	14,335	12,180

Total operating expenses	50,879	44,674	36,618

Income from operations	12,101	9,807	4,924

Non-operating income:
Interest income	2,533	1,184	427
Interest expense	(109)	(74)	(104)
Other non-operating income (expense)	457	14	(76)

Total non-operating income	2,881	1,124	247

Income before provision for income taxes and minority	14,982	10,931	5,171
interest

Provision for income taxes	6,077	4,642	2,030

Minority interest in net income of consolidated
subsidiary	—	—	83

Net income	8,905	6,289	3,058
Preferred stock dividend requirements	(56)	(56)	(87)

Net income available to common stockholders	$8,849	$6,233	$2,971

Basic earnings per share	$1.46	$1.07	$0.56

Diluted earnings per share	$1.28	$1.00	$0.56

Basic weighted average shares outstanding	6,059	5,802	5,264

Diluted weighted average shares outstanding	6,958	6,245	5,317

See notes to consolidated financial statements. 21

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended March 31,
	2001	2000	1999
Net income	$8,905	$6,289	$3,058

Foreign currency translation adjustments	(1,284)	(16)	(273)

Comprehensive income	$7,621	$6,273	$2,785

See notes to consolidated financial statements. 22

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY (In thousands)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance, March 31, 1998	148	$2,846	5,391	$2,696	$16,864	$6,480	$287	474	($2,015)	$27,158
Dividends to preferred stockholders	—	—	—	—	—	(87)	—	—	—	(87)
Redemption of preferred stock below
carrying value	(100)	(1,930)	—	—	1,255	—	—	—	—	(675)
Issuance of stock upon exercise of
options	—	—	52	26	274	—	—	9	(39)	261
Repurchase of treasury stock	—	—	—	—	—	—	—	770	(3,465)	(3,465)
Minority interest acquisition	—	—	626	312	5,667	—	—	(770)	3,465	9,444
Loss on foreign currency translation	—	—	—	—	—	—	(273)	—	—	(273)
Net income	—	—	—	—	—	3,058	—	—	—	3,058

Balance, March 31, 1999	48	916	6,069	3,034	24,060	9,451	14	483	(2,054)	35,421
Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of
options	—	—	399	200	2,243	—	—	14	(281)	2,162
Loss on foreign currency translation	—	—	—	—	—	—	(16)	—	—	(16)
Tax benefit related to stock options	—	—	—	—	1,128	—	—	—	—	1,128
Net income	—	—	—	—	—	6,289	—	—	—	6,289

Balance, March 31, 2000	48	916	6,468	3,234	27,431	15,684	(2)	497	(2,335)	44,928
Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of
options	—	—	186	93	1,201	—	—	—	—	1,294
Loss on foreign currency translation	—	—	—	—	—	—	(1,284)	—	—	(1,284)
Tax benefit related to stock options	—	—	—	—	458	—	—	—	—	458
Issuance of warrants to acquire
common stock in exchange for
services	—	—	—	—	206	—	—	—	—	206
Net income	—	—	—	—	—	8,905	—	—	—	8,905

Balance, March 31, 2001	48	$916	6,654	$3,327	$29,296	$24,533	($1,286)	497	($2,335)	$54,451

See notes to consolidated financial statements. 23

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 8,905	$ 6,289	$ 3,058
Adjustments to reconcile net income from
operations to net cash provided by operating
activities:
Amortization expense	9,437	10,701	8,505
Depreciation expense	2,055	1,864	1,299
Provision for doubtful accounts	475	1,050	2,955
Net loss on disposal of assets	1	15	8
Deferred income taxes	2,010	808	788
Minority interest in income of consolidated
subsidiary	—	—	83
Tax benefit from exercises of stock options	458	1,128	—
Foreign currency transaction gain	(495)	—	—
Issuance of common stock warrants in exchange for
services	206	—	—
Changes in assets and liabilities:
Accounts receivable	(1,586)	248	3,063
Prepaid expenses and other current assets	(265)	(259)	227
Other assets	(49)	206	552
Deferred revenues	1,713	4,517	2,135
Accounts payable	98	(194)	49
Accrued expenses and accrued compensation	(1,660)	498	2,242

Net cash provided by operating activities	21,303	26,871	24,964

Cash flows from investing activities:
Purchases and development of computer software	(7,719)	(9,055)	(7,471)
Purchases of property and equipment	(2,302)	(2,706)	(1,546)
Purchases of marketable securities	(24,567)	(29,350)	(1,471)
Proceeds from sale and maturities of marketable
securities	27,872	19,562	—
Purchase of minority interest	—	—	(454)

Net cash used in investing activities	(6,716)	(21,549)	(10,942)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,294	2,162	261
Repayment of principal on capital lease	(109)	(100)	(249)
obligations
Dividends paid on preferred stock	(56)	(56)	(117)
Repurchase of common stock	—	—	(3,465)
Repurchase of preferred stock	—	—	(675)

Net cash (used in) provided by financing activities	1,129	2,006	(4,245)

Net increase in cash and cash equivalents	15,716	7,328	9,777

Effect of exchange rate on cash and cash equivalents	(272)	29	(82)

Cash and cash equivalents at beginning of period	20,735	13,378	3,683

Cash and cash equivalents at end of period	$ 36,179	$ 20,735	$ 13,378

See notes to consolidated financial statements. 24

Group 1 Software, Inc.
Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Organization

     The accompanying consolidated financial statements are for Group 1 Software, Inc. (“Group 1”), formerly doing business as COMNET Corporation, which was incorporated June 1967. Unless otherwise indicated in the Notes to the consolidated financials statements, the term “Company”will refer to the operations of Group 1 and its subsidiaries. On September 25, 1998, the shareholders of Group 1 Software, Inc. and COMNET Corporation (“COMNET”) both approved the proposed merger of Group 1 Software, Inc. into COMNET. The surviving company was renamed Group 1 Software, Inc. (“Group 1”) (see Note 2). Group 1 Software, Inc. develops, acquires, markets and supports software solutions for customer relationship communications, data quality, marketing automation and direct marketing. The Company distributes all of its products in North America and its customer relationship communication solutions throughout the world.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Group 1 Software, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenues are primarily derived from the sale of software licenses and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the agreement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training services are deferred and recognized when the services are performed and collectibility is deemed probable.

The amount of deferred revenue at March 31, 2001 to be recognized during the subsequent years is (in thousands):

2002	$29,032
2003	408
2004	114
2005 and beyond	22

$29,576

     Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of March 31, 2001, the Company has not incurred any losses on contracts in progress.

     Revenue from arrangements where the Company provides Web based services is recognized over the contract period. Any fees paid or costs incurred prior to the customer relationship period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent contract period, which is typically one to two years.

     Revenue from products licensed to original equipment manufacturers is recorded when products have been shipped and the appropriate documentation has been received Group 1. Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents. Cash equivalents for the Company are solely investments in commercial paper.

Short-term Investments

     The Company classifies its short-term investments as available-for-sale. Short-term investments are comprised of debt securities with original maturities of more than three months when purchased. All securities held mature within one year of the balance sheet date. As of March 31, 2001 the Company had available-for-sale investments of $8.0 million. The Company had available-for-sale investments of $11.3 million as of March 31, 2000. The investments are adjusted to market value at the end of each accounting period. Unrealized gains and losses, net of applicable taxes, are charged or credited to accumulated other comprehensive income, a separate component of stockholders’equity. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. To date, unrealized gains and losses have not been material. Interest income is recognized when earned.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: two years for laptop computers, three years for other computers, five years for office equipment and ten years for furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the respective leases. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or sold, the cost and the accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Internal Use Software

     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,”and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs.”Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. As of March 31, 2001 and 2000, costs qualifying for capitalization totaled $2,171,000 and $2,063,000, net of accumulated amortization of $2,438,000 and $2,065,000, respectively. These costs are included as part of computer software, net in the accompanying consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years, and is included in general and administrative expenses.

Research and Product Development

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,”software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. Capitalized software developments costs, net of accumulated amortization, are $18,063,000 and $19,760,000 at March 31, 2001 and 2000, respectively, and are included in computer software, net in the accompanying consolidated balance sheets. Amortization expense related to software development costs was $7,851,000, $9,047,000 and $7,626,000 for the years ended March 31, 2001, 2000 and 1999, respectively and is included in cost of software license revenues. During the years ended March 31, 2001, 2000 and 1999, respectively, the Company capitalized software development costs of $6,736,000, $6,834,000 and $7,153,000. Research and product development costs not subject to SFAS No. 86 are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products. Total costs for research and development, before capitalization, incurred in fiscal 2001, 2000, and 1999 were $13,112,000, $11,055,000 and $9,896,000, respectively.

Goodwill

     Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $4.1 million and $4.6 million at March 31, 2001 and 2000, respectively, and is included in other assets. Amortization charged to operations amounted to $527,000, $749,000 and $353,000, for fiscal 2001, 2000, and 1999, respectively. At each balance sheet date, the Company evaluates the net realizable value of goodwill based upon expectations of non-discounted cash flows and operating income. Based upon its most recent analysis, Group 1 believes that no impairment of goodwill existed at March 31, 2001.

Foreign Currency Translation

     The functional currency for the Company’s international subsidiary is the applicable local currency. The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders’ equity as accumulated other comprehensive income. The Company does not attempt to hedge its foreign currency exposures. Foreign currency losses of $1,284,000 in 2001, $16,000 in 2000, and $273,000 in 1999 are included in accumulated other comprehensive income.

     Gains and losses arising from transactions denominated in a currency other than the Company’s functional currency are included in the consolidated statements of operations.

Stock-based Compensation Plans

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB 25”) and complies with the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company’s policy is to grant options with an exercise price equal to the quoted market price of the Company’s stock on the grant date. Accordingly, no compensation expense has been recognized for the Company’s stock option plans. The Company’s stock-based awards issued to non-employees are accounted for under the fair value method. The Company did not issue stock options to non-employees in 2001, 2000 or 1999.

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

Earnings per Share of Common Stock

     Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of convertible preferred stock (computed using the if converted method) and stock options and warrants (computed using the treasury stock method). Potentially dilutive common stock equivalents are excluded from the computation if the effect is anti-dilutive. Share and per share data presented reflect the three-for-two stock split effective February 2000.

Reconciliation of shares used in basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	Year Ended March 31,
	2001	2000	1999
Weighted average shares outstanding-basic	6,059	5,802	5,264
Effect of dilutive securities:
Stock options and warrants	851	443	53
Preferred shares	48	—	—

Weighted average shares outstanding - diluted	6,958	6,245	5,317

     There were 387,000, 957,000 and 1,685,000 potentially dilutive common stock options and warrants in 2001, 2000 and 1999, respectively. There were additional potentially dilutive convertible preferred shares of 47,500 in 2000 and 96,000 in 1999. These were not included in the earnings per share calculation due to their anti-dilutive effect.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments in highly rated commercial paper with maturities of less than one year. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

     The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries throughout the world. The Company performs ongoing credit evaluations of its customers’financial condition and generally requires no collateral. The Company’s installment receivables are predominately with clients (service bureaus) who provide computer services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These customers represent approximately $1.8 million or 68% of the installment receivables balance at March 31, 2001 versus $2.8 million or 73% at March 31, 2000. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of revenue or all accounts receivable. For the years ended March 31, 2001 and 2000, no one customer accounted for 10% or more of revenue or net accounts receivable.

Impairment of Long-Lived Assets

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,”specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Based on management’s assessment as of March 31, 2001, the Company has determined that no impairment of long-lived assets exists.

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value due to the short maturity of these instruments.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. To date, unrealized gains and losses on available-for-sale marketable securities have not been significant.

Segment Reporting

     The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 replaces the “industry segment” approach with the “management” approach to reporting financial information about an enterprise’s segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will now be effective for our fiscal year 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, further amending FAS No. 133. The Company does not utilize derivative financial instruments and has no plans to do so. Therefore, the adoption of SFAS Nos. 133, 137 and 138 will not have a material effect on the Company’s financial statements.

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)   Acquisition of Minority Interest

     On September 25, 1998, the Company formerly known as COMNET Corporation acquired the minority interest held by Group 1 Software, Inc.’s minority shareholders for a total purchase price of $9,899,000. The purchase price included the issuance of 1,395,713 shares of COMNET’s common stock plus direct acquisition costs of $454,000. COMNET issued the 1,395,713 shares to Group 1 Software Inc.’s minority shareholders at an exchange ratio of 1.15 shares of COMNET common stock for each share of Group 1 Software, Inc.’s common stock. The surviving company was renamed Group 1 Software, Inc.

     The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to minority interest acquired based on its estimated fair value as shown below:

Allocation of purchase price (in thousands):

Total purchase price	$ 9,899
Allocated fair value of minority interest	(5,766)

Goodwill	$ 4,133

Goodwill is being amortized over its estimated useful life of 15 years.

The operating results related to the acquired minority interest have been included in the consolidated statements of operations for the year ended March 31, 1999 from September 25, 1998 (the date of acquisition.)

(3) Accounts Receivable

     Accounts receivable are comprised of the following (in thousands):

	March 31,
	2001	2000
Trade	$ 23,771	$ 22,392
Installment accounts receivable,
interest typically at 8.5% to 13%	2,779	4,431
Allowance for doubtful accounts	(2,197)	(3,317)

	24,353	23,506
Less non-current portion of
installment accounts receivable	(695)	(1,945)

Current portion	$ 23,658	$ 21,561

(4)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,
	2001	2000
Prepaid expenses	$1,649	$1,317
Prepaid commissions	1,091	1,363
Prepaid royalties	352	220
Other current assets	558	507

	$3,650	$3,407

     Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement contracts and contracts being recognized under the percentage-of-completion method which have been deferred into future periods.

(5)  Property and Equipment

     Property and equipment is comprised of the following (in thousands):

	March 31,
	2001	2000
Computer equipment	$ 8,824	$ 7,223
Furniture and fixtures	2,698	2,371
Leasehold improvements	1,417	1,319

	12,939	10,913
Less accumulated depreciation and amortization	(8,645)	(6,623)

	$ 4,294	$ 4,290

(6)   Computer Software

Computer software is comprised of the following (in thousands):

	March 31,
	2001	2000
Developed software	$ 64,137	$ 59,056
Acquired software	1,927	1,751
Software purchased and developed for	4,609	4,128
internal use

	70,673	64,935
Less accumulated amortization	(50,439)	(43,112)

	$ 20,234	$ 21,823

The Company wrote off $0.5 million and $10.0 million of fully amortized software balances during fiscal 2001 and 2000, respectively.

(7)  Accrued Expenses

Accrued expenses are as follows (in thousands):

	March 31,
	2001	2000
Accrued sales and other taxes	$1,443	$1,168
Accrued royalties	397	586
Accrued sales incentives	427	413
Income taxes payable	857	2,224
Other accrued expenses	2,695	2,236

	$5,819	$6,627

(8)  Line of Credit

     The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 2001. The line of credit bears interest at the bank’s prime rate (8.0% at March 31, 2001), or Libor (4.67% at March 31, 2001) plus 150 basis points at the Company’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2001 and March 31, 2000 there were no borrowings outstanding under the line of credit.

(9)   Stockholders’ Equity

Stock Repurchase

     By agreement dated September 24, 1998, the Company redeemed 100,000 shares of 6% cumulative convertible preferred stock for $675,000 and repurchased 770,018 shares of common stock for $3,465,000 from an investor. The common shares were repurchased for the express purpose of issuance in connection with the minority interest acquisition. The excess of the carrying value of the 100,000 preferred shares above the redemption value was accounted for as permanently reinvested capital. This investor was the Company’s largest shareholder with 14% of the common stock and 68% of the preferred stock.

Preferred Stock

     On January 22, 1993, the Company issued Preferred Stock, par value $0.25 per share, to be designated “6% Cumulative Convertible Preferred Stock”consisting of 147,500 shares. On September 24, 1998 the Company repurchased 100,000 preferred shares and currently has 47,500 shares issued and outstanding. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock is convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of 1.5 shares of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

     The Company has the right to redeem the outstanding 6% Preferred Stock, in whole or in part, at any time by paying to the holders thereof in cash the redemption price of $20 per share, together with all accrued and unpaid dividends thereon.

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

     The Company’s Stock Option Plan of 1998 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 686,500 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; all options and rights expire ten years after the date of the grant. No stock appreciation rights have been granted under this plan.

     The Company’s Stock Option Plan of 1995 authorizes the grant of incentive stock options, non-qualified stock options and stock appreciation rights, at the sole discretion of the Compensation Committee of the Board of Directors, to officers and other employees of the Company, and reserved 1,500,000 shares of common stock for issuance on exercise of options under the Plan. The option and rights vest over five years; all options and rights expire ten years after the date of the grant. No stock appreciation rights have been granted under this plan.

     The Company’s Stock Option and Stock Appreciation Unit Plan of 1986 for employees permitted the grant of options to purchase common stock of the Company, or stock appreciation rights redeemable in cash or common stock at the sole discretion of the Compensation Committee of the Board of Directors, at prices not less than fair market value on the date of grant. The options and rights are fully vested; all options and rights expire ten years after the grant date. No Stock Appreciation Rights have been granted under this plan. A total of 110,500 shares of common stock have been reserved for issuance on exercise of options under the plan.

     The Company’s Stock Option Plan for Non-Employee Directors of 1995 provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, at an exercise price set by the market price of the stock under conditions defined by the plan. The options vest over five years and expire fifteen years after the date of the grant. A total of 514,000 shares of common stock have been reserved for issuance on exercise of options under the plan.

     The Company’s 1986 Stock Option Plan for Non-Employee Directors provided for annual automatic grants of non-qualified stock options to non-employee directors of the Company who served from 1986 to 1992, under conditions defined by the plan. The options vest over five years and expire ten years after the grant date. On January 22, 1993, the shareholders approved an amendment to eliminate restrictions on vesting of stock options granted to the plan so that options will become fully exercisable in whole or in part, upon resignation as a director. A total of 32,800 shares of common stock are reserved for issuance on exercise of options under the plan.

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

     In 1992, the Company granted options to purchase an aggregate of 22,500 shares of common stock at an exercise price of $20.17 per share to the individuals serving on the Advisory Committee. The options are exercisable for ten years from the date of grant and are fully vested. The Company’s 1992 Stock Option Plan for Non-Employee Directors provides for annual automatic grants of non-qualified stock options to non-employee directors of the Company, under conditions defined by the plan, and reserves 127,000 shares of common stock for issuance on exercise of options under the plan. The options are fully vested and expire fifteen years after the grant date.

     The following table summarizes information about the fixed stock options outstanding at March 31, 2001:

Ranges of exercise prices	Numbers of options outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Numbers of options exercisable	Weighted average exercise price
$3.51-$7.00	1,275,864	$ 5.98	7.27	742,999	$ 5.97
$7.01-$10.50	209,111	$ 8.58	4.99	146,823	$ 9.04
$10.51-$14.00	2,000	$13.00	9.97	—	—
$14.01-$17.50	588,500	$15.20	4.69	312,000	$14.69
$17.51-$21.00	496,738	$19.72	8.74	73,313	$19.66
$21.01-$24.50	6,500	$22.63	8.93	1,300	$22.63

Total	2,578,713	$10.99	6.78	1,276,435	$ 9.26

Activity under the Company’s stock option plans discussed above is summarized as follows:

	Year Ended March 31,
	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding beginning of period	2,158,822	$ 8.01	2,567,402	$ 7.63	1,739,724	$8.79
Options exercised	(185,619)	$ 6.96	(398,967)	5.99	(52,215)	4.95
Options canceled	(130,065)	$ 7.92	(264,649)	6.14	(155,130)	9.80
Options granted	735,575	$18.12	255,036	6.90	1,035,023	5.82

Options outstanding end of period	2,578,713	$10.99	2,158,822	8.01	2,567,402	7.63
Options exercisable at end of period	1,276,435	$ 9.26	1,220,973	9.39	1,413,624	8.97
Weighted-average fair value of options
granted during the period		$15.84		$6.80		$5.82

     The Company accounts for the activity under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value of the stock options for awards under the Plans in accordance with SFAS 123, the Company’s net income available to common stockholders and earnings per common share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999
Net income available to common stockholders
As reported	$8,849	$6,233	$2,971
Pro forma	$5,377	$4,407	$1,134
Basic earnings per share
As reported	$1.46	$1.07	$0.56
Pro forma	$0.89	$0.76	$0.22
Diluted earnings per share
As reported	$1.28	$1.00	$0.56
Pro forma	$0.78	$0.71	$0.21

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2001, 2000 and 1999 respectively: dividend yield of 0%, expected volatility of 110%, 116% and 113% respectively, a risk-free interest rate of 6.03%, 5.84% and 4.61% respectively, and an expected term of 4.09, 3.89 and 7 years respectively.

(10)   Income Taxes

     The provision for income taxes consists of the following components (in thousands):

	Years Ended March 31,
	2001	2000	2001
Federal:
Current	$1,708	$ 1,613	$ 75
Deferred	1,755	1,244	752

	3,463	2,857	827

State:
Current	656	1,043	225
Deferred	197	(198)	45

	853	845	270

Foreign:
Current	1,729	1,178	712
Deferred	32	(238)	221

	1,761	940	933

	$6,077	$ 4,642	$2,030

The provision for income taxes varied from that computed using the statutory federal income tax rate as follows:

	Year Ended March 31,
	2001	2000	1999
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.0	5.1	3.4
Foreign taxes	(0.1)	(0.5)	0.2
Other, net	2.7	3.9	1.7

Effective tax rate	40.6%	42.5%	39.3%

     Deferred tax assets and liabilities which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):

	March 31,
	2001	2000
Current:
Stock options	$ 20	$ 1,037
Allowance for doubtful accounts	846	1,281
Accrued compensation	911	1,010
Other, net	(46)	(31)

Total current deferred tax assets	$ 1,731	$ 3,297

Long-term:
Deferred maintenance revenue - long-term	(212)	(414)
Capitalized software	5,079	5,754
Depreciation	(916)	(776)
Research and development tax credit	(98)	(939)
Other, net	312	99

Total long-term deferred tax liabilities	$ 4,165	$ 3,724

     The Company has consolidated research and development tax credit carry-forwards of approximately $98,000 which will expire in 2020 through 2021.

     U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries.

(11)   Benefit Programs

     The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company’s employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. The Company’s contributions for the years ended March 31, 2001, 2000 and 1999 were, $548,000, $325,000, and $257,000, respectively.

(12)   Supplemental Cash Flow Information

     The following supplemental information summarizes the disclosures pertaining to the Statements of Cash Flows (in thousands):

	Year Ended March 31,
	2001	2000	1999
Cash paid during the year for:
Interest	$ 110	$ 74	$ 104
Income taxes	$3,560	$2,613	$ 101
Non-cash investing and financing activities:
Issuance of common and treasury stock for
minority interest acquisition	—	—	$9,444
Redemption of preferred stock below carrying value	—	—	$1,255
Issuance of common stock warrants for services
provided	$ 206	—	—

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

Leasing Arrangements

     The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. Deferred rent at March 31, 2001 was insignificant. The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year (in thousands):

	Operating	Capital
2002	$ 2,749	$79
2003	2,337	$14
2004	2,254	—
2005	2,095	—
2006	1,702	—
2007 and thereafter	13,907	—

Total minimum lease payments	$ 25,044	$93

Amount representing interest		(5)

Net minimum lease payments		88
Current portion of capital lease obligations		(74)

Long-term portion of capital lease obligations		$14

     Total rent expense under operating leases for fiscal years ended March 31, 2001, 2000, and 1999 was $3,127,000, $3,095,000, and $3,537,000, respectively.

(14)  Segment Information

     The Company has two reportable segments, Enterprise Solutions and Customer Relationship Communications. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table presents certain financial information relating to each reportable segment:

	Year Ended March 31,
Segment Information (in thousands)	2001	2000	1999
Revenue
Enterprise Solutions	$59,490	$ 53,252	$ 44,274
Customer Relationship Communications	33,843	28,499	21,017

Total revenue	$93,333	$ 81,751	$ 65,291

Gross Profit
Entrprise Solutions	$39,443	$ 35,498	$ 30,368
Customer Relationship Communications	23,537	19,928	13,029
Other	—	(945)	(1,855)

Total gross profit	$62,980	$ 54,481	$ 41,542

     All of the Company’s assets, tax provisions and tax benefits are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment is $5.7 million, $6.9 million, and $4.8 million for 2001, 2000 and 1999, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment is $2.2 million, $2.1 million, and $1.9 million for 2001, 2000 and 1999, respectively.

	Year Ended March 31,
Geographic Area Information	2001	2000	1999
Revenue
U.S. operations	$ 83,036	$ 74,805	$ 57,771
European operations	16,358	13,493	11,294
Eliminations	(6,061)	(6,547)	(3,774)

Total revenue	$ 93,333	$ 81,751	$ 65,291

Operating income
U.S. operations	$ 7,085	$ 6,907	$ 2,161
European operations	5,016	2,900	2,763

Total operating income	$ 12,101	$ 9,807	$ 4,924

Identifiable non-current assets
U.S. operations	$ 24,459	$ 27,418	$ 28,612
European operations	5,791	6,187	6,351
Eliminations	(797)	(797)	(797)

Total identifiable non-current assets	$ 29,453	$ 32,808	$ 34,166

     It is management’s belief that intercompany sales between geographic areas are accounted for at prices consistent with market conditions as evidenced by unaffiliated transactions. “U.S. operations” include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue, which includes European operations and exports, were 16% 13% and 17% of total revenue in 2001, 2000 and 1999.

(15)   Subsequent Events

     On April 30, 2001, the Company acquired TriSense Software, Ltd. (“TriSense”) in a business combination accounted for using the purchase method. TriSense develops and markets electronic bill presentment and payment (EBPP) software. Integration of TriSense’s PaySense EBPP offering will enable the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents. In consideration for the purchase, the Company paid $1,545,000 at closing and issued a promissory note for an additional $6,560,000 payable in two annual installments of principal plus accrued interest at the annual rate of 4.63%.

     On May 11, 2001, the Company acquired HotData, Inc. (“HotData”) in a business combination accounted for using the purchase method. Integration of HotData technology will enable the Company to enhance its web-based data quality services by offering hosted automated batch processing over the Internet. In consideration for the purchase, the Company paid $2,000,000 at closing and agreed to pay an additional 10% of the revenue generated from the HotData service over the next three years.

(16)   Quarterly Financial Data (Unaudited)

Quarterly unaudited financial information for the years ended March 31, 2001 and 2000 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(In thousands, except per share data)

Fiscal Year 2001:
Revenue	$20,062	$22,134	$24,136	$27,001
Gross profit	12,790	14,707	16,969	18,514
Income before taxes	1,896	2,900	4,120	6,066
Net income available to common
stockholders	1,117	1,690	2,367	3,675
Basic earnings per share	$0.19	$0.28	$0.39	$0.60
Diluted earnings per share	$0.16	$0.24	$0.34	$0.53
Fiscal Year 2000:
Revenue	$16,757	$19,270	$20,243	$25,481
Gross profit	9,849	12,270	13,527	18,835
Income before taxes	618	1,835	2,931	5,547
Net income available to common
stockholders	365	1,096	1,705	3,067
Basic earnings per share	$0.07	$0.20	$0.30	$0.52
Diluted earnings per share	$0.06	$0.19	$0.29	$0.45

37

PART III

Item 10.   Directors and Executive Officers of the Registrant

The Directors and executive officers of the Company are as follows:

Name	Age	Position
James V. Manning	54	Chairman of the Board of Directors
Robert S. Bowen	63	Chief Executive Officer and Vice Chairman
Mark D. Funston	41	Executive Vice President, Chief Financial Officer
Alan P. Slater	45	President, DOC1 Division and Director
Stephen R. Bebee	47	Executive Vice President, ESD Division
Andrew W. Naden	43	Executive Vice President of ESD Sales and Corporate Marketing
Kenneth T. Chow	41	Vice President, Business Development and E-Commerce, ESD Division
Ronald F. Friedman	56	Special Assistant to the Chief Executive Officer
Edward Weiss	50	Secretary and General Counsel
Bernard S. Miller	59	Vice President, Chief Information Officer
Victor O. Forman	55	Vice President, Domestic and International Postal Affairs
Elizabeth Walter	36	Executive Vice President, Sales and Marketing, DOC1 Division
Jeffrey Deming	37	Vice President, Operations, DOC1 Division
John C. Renehan	38	Vice President, Finance
John G. Walsh	54	Vice President, Product Management, ESD Division
Thomas S. Buchsbaum	50	Director
Richard H. Eisenberg	63	Director
James P. Marden	47	Director
Charles A. Mele	44	Director
Charles J. Sindelar	64	Director
Bruce J. Spohler	40	Director

     The Company knows of no family relationships between any of the above.

     The Board of Directors is divided into three classes. One class of the Directors is elected annually, and their terms extend until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Manning, Eisenberg and Spohler will expire at the next shareholder’s meeting. The terms of Messrs. Sindelar, Marden and Mele will expire in 2001. The terms of Messrs. Bowen, Slater and Buchsbaum will expire in 2002. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

     Mr. James V. Manning has been Chairman of the Board of the Company since February 1994 and a Director since 1992. He was Chief Executive Officer of Medical Manager, Inc., and its predecessor, from 1995 to 1998. Prior to that, he was Senior Executive Vice President - Finance of Medco Containment Services, Inc. for more than five years. Since May 1989, he has been a director of WebMD Corporation and its predecessors, Medical Manager, Inc. and Synetic Inc.

     Mr. Robert S. Bowen has been a Director and Chief Executive Officer of the Company for more than five years. Prior to the merger of Group 1 into the Company, Mr. Bowen was Director, Chairman of the Board and Chief Executive Officer of Group 1 since January 1984.

     Mr. Andrew W. Naden has been Executive Vice President of the Company since June 2001. Prior to that, he was Chief Executive Officer of Overturf Productivity Management. Prior to that, he served as Co-Operations Officer and Director of Solutions for the Insight Division of Software AG, and before that as an operating officer for Maryland Public Television in the Public Broadcasting Service (PBS).

     Mr. Alan P. Slater has been a Director and President, DOC1 Division since June 2001, and prior to that Executive Vice President starting in April 1992. From October 1987 to April 1992, he was Vice President of Sales.

     Mr. Mark D. Funston has been Vice President, Chief Financial Officer of the Company since September 1996 and was a Director from December 1996 through September 1998. Prior to joining the Company, he was Divisional Chief Financial Officer for COMSAT RSI, a division of COMSAT, Inc.

     Mr. Stephen R. Bebee has been Executive Vice President since January 1997. From January 1991 to December 1996 he was Vice President of Sales.

     Mr. Kenneth T. Chow has been Vice President of Business Development and E-Commerce of the Company since January 2001. Prior to that, Mr. Chow was Vice President, Business Development and prior to that Executive Director of Marketing for the Company since joining it in October 1999. Prior to joining the Company, Mr. Chow was Vice President of Marketing for Network Alchemy, Inc. from 1998 to 1999. Prior to that, he had assumed progressively more responsible positions in sales management, marketing and business development for One Touch Systems, Inc. from 1995 to 1998.

     Mr. Edward Weiss has been Secretary and General Counsel of the Company since 1990.

     Mr. Bernard S. Miller has been Chief Information Officer since April 1997 and Vice President since 1989.

     Mr. Victor O. Forman has been Vice President of the Company for more than five years.

     Ms. Elizabeth Walter has been Vice President of Sales, DOC1 Division, since June 1998. Prior to that, she served in other sales management and sales representative positions since joining the Company in 1990.

     Mr. John C. Renehan has been Vice President, Finance of the Company since January of 2001. Prior to that, he had been Controller of the Company since June 1996 and prior to that he served as Financial Analyst for the Company starting in 1995.

     Mr. John G. Walsh has been a Vice President of either Product Management or Sales since 1997. Prior to that and since he joined the Company in 1985, he has served in various sales, management and operational management positions.

     Mr. Richard H. Eisenberg has been a Director of the Company since February 1994. Since April 1, 2001, Mr. Eisenberg has been President of GNBC, Inc. and for at least five years prior to that, President of Great Northern Brokerage Corporation.

     Mr. James P. Marden has been a Director of the Company since 1992. From 1998 to 2001, Mr. Marden served as Senior Executive Vice President, Corporate Development, for Medical Logistics, Inc. From 1994 to May 1997, Mr. Marden was Chairman of The Entertainment Connection, Inc. He was Vice President - Acquisitions for Medco Containment Services, Inc. from 1991 to 1994 and held a similar position at Synetic, Inc. from 1993 to 1994.

     Mr. Charles A. Mele has been a Director of the Company since 1992. Mr. Mele has been Executive Vice President/General Counsel of WebMD Corporation since September 2000. From April 1994 until September 2000, he served as Vice President and a director of Synetic, Inc. and then Medical Manager, Inc. Prior to April 1994, he was Executive Vice President and General Counsel of Medco Containment Services, Inc. for more than five years.

     Mr. Charles J. Sindelar has been a Director of the Company since 1992. Mr. Sindelar has been Vice President of Motorola, Inc. since August 2000. From August 1999 to August 2000, he was Senior Vice President - Business Development and General Manager of the Digital Video Group ZNS of Zenith Electronics Corporation. From January 1996 to August 1999, he was Vice President and General Manager of the Digital Video Group Network Systems of Zenith Electronics Corporation.

     Mr. Bruce J. Spohler has been a Director since 1997. He has been Managing Director, High Yield, of CIBC Oppenheimer for more than five years.

     Mr. Thomas S. Buchsbaum has been a Director since September 1998. Since November 2000, he has been Vice President, Defense & Intelligence, and prior to that, beginning in April 1997 Vice President, Dell Federal or Vice President of Education for Dell Computer Corporation. Prior to that, for more than five years, he was Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.

     Mr. Ronald F. Friedman resigned as a Director in June 2001. He announced his retirement as an employee of the Company, effective in 2002. Until then, he will serve as Special Assistant to the Company’s Chief Executive Officer. Prior to June, 2001, Mr. Friedman had been a Director of the Company for more than five years and President of the Company since September 1998. Prior to the merger of Group 1 into the Company, Mr. Friedman was President and Chief Operating Officer and a Director of Group 1 Software, Inc. for more than five years.

Item 11.   Executive Compensation

     The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, “Executive Compensation” and such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under introductory paragraphs and under the captions “Principal Stockholders” and “Election of Directors” and such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, “Executive Compensation — Certain Transactions,” and such information is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) The following documents are filed as part of this report

Page Number
1. Consolidated Financial Statements:

The following documents are submitted in Item 8:
Report of Independent Accountants	19

Consolidated Balance Sheets as of March 31, 2001 and 2000	20

Consolidated Statements of Operations for the years
ended March 31, 2001, 2000 and 1999	21

Consolidated Statements of Comprehensive Income for the years
ended March 31, 2001, 2000 and 1999	22

Consolidated Statements of Stockholders’ Equity for the years
ended March 31, 2001, 2000 and 1999	23

Consolidated Statements of Cash Flows for the years
ended March 31, 2001, 2000 and 1999	24

Notes to Consolidated Financial Statements for the years
ended March 31, 2001, 2000 and 1999	25

2. Financial Statement Schedule

The following financial statement schedule is filed as part of this report:

Report of Independent Accountants on Financial Statement
Schedule	45

Schedule II: Valuation and Qualifying Accounts for the Years
Ended March 31, 2001, 2000 and 1999	46

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

b) Report on form 8-K

None

3.	List of Exhibits.

2.01	Agreement and Plan of Merger, dated June 23, 1998 by and between COMNET Corporation and Group 1 Software, Inc. (incorporated by reference to the Company’s Prospectus filed August 18, 1998.) 3.01 Articles of Incorporation and Bylaws, as amended - 1985, (incorporated by reference to Exhibit 3.7 to Group 1’s Annual Report on Form 10-K for the year ended March 31, 1991).

3.02	Bylaws - Amended as of January 22, 1992, (incorporated by reference to Exhibit 3.8 to Group 1’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

3.03	Amendments to Certificate of Incorporation filed January 22, 1993.

*3.04	Amended and Restated Certificate of Incorporation of Group 1 Software, Inc., dated November 28, 2000.

4.01	Purchase Agreement between the Company and Medco Containment Services, Inc., dated as of January 28, 1992 (incorporated by reference to Exhibit 4.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.02	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.03	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Dr. Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.04	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.05	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.51 to Group 1’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.06	Stock Option Agreement between the Company and James V. Manning, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.07	Stock Option Agreement between the Company and James Marden, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.08	Stock Option Agreement between the Company and Robert S. Bowen, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.09	Stock Option Agreement between the Company and Ronald F. Friedman, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.10	Intentionally deleted

4.11	Stock Option Agreement between the Company and Charles J. Sindelar, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.59 to the Company’s Quarterly Report on From 10-Q for the quarter ended December 31, 1991).

4.12	Agreement among the Company and Robert S. Bowen, Milton Kaplan, Leonard J. Smith and John Spohler regarding certain registration rights, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.13	Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.

4.14	1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

4.15	1995 Non-Employee Directors’Stock Option Plan

10.01	Tax Sharing Agreement among Group 1 Software, Inc., COM-MED Systems, Inc., ADMS, Inc. and COMNET Corporation, dated April 1, 1991, (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year March 31, 1991).

10.02	Indemnification Agreement between the Company and James P. Marden, (incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.03	Indemnification Agreement between the Company and Ronald F. Friedman , (incorporated by reference to Exhibit 10.108 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.04	Indemnification Agreement between the Company and Robert S. Bowen, (incorporated by reference to Exhibit 10.110 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.05	Indemnification Agreement, dated February 24, 1992, between COMNET Corporation and Charles A. Mele (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.06	Indemnification Agreement between COMNET Corporation and Charles J. Sindelar (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.07	Lease covering Company office facilities in Lanham, MD - 1993.

10.08	Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman (incorporated by reference to Exhibit 10.321 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.09	COMNET Corporation, Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ened March 31, 2000).

10.10	Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.11	Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.12	Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.13	Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dated September 4, 1997 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14	Agreement to repurchase preferred and common stock from Merck & Co Inc. dated September 25, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15	Amended and Restated Employment Agreement between Robert S. Bowen and Group 1 Software, Inc., dated as of July 17, 2000.

10.16	Agreement for purchase and sale of assets by and between TriSense Software, Ltd. and Group 1 Software, Inc. dated April 30, 2001 (incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 8-K dated May 14, 2001).

10.17	Agreement for purchase and sale of assets by and between HotData Software, Inc. and Group 1 Software, Inc. dated May 11, 2001 (incorporated by reference to Exhibit 10.60 to the Company’s Report on Form 8-K dated May 25, 2001).

*10.18	Sixth Amendment to Lease to headquarters in Lanham, MD, dated March 27, 2001, by and between Group 1 Software, Inc. and Mack-Cali Realty L.P.

*10.19	Agreement between the Company and Ronald F. Friedman, dated May 31, 2001.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*	Filed herewith.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
Group 1 Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 12, 2001 appearing in the 2001 Annual Report to Shareholders of Group 1 Software, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia June 12, 2001 45

SCHEDULE II

Group 1 Software, Inc. Valuation and Qualifying Accounts For the Years Ended March 31, 2001, 2000, and 1999 (in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Describe(1)	Balance at end of year
Year ended March 31, 2001
Allowance for doubtful
accounts	$ 3,317	$ 475	$ (1,595)	$ 2,197

Year ended March 31, 2000
Allowance for doubtful
accounts	$ 3,383	$ 1,050	$ (1,116)	$ 3,317

Year ended March 31, 1999
Allowance for doubtful
accounts	$ 3,603	$ 2,955	$ (3,175)	$ 3,383

(1)	The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

Index of Exhibits

PAGE NUMBER
*3.04	Amended and Restated Certificate of Incorporation of Group 1 Software, Inc.,
dated November 28, 2000.
*10.18	Sixth Amendment to Lease, dated March 27, 2001, by and between Group 1 Software,
Inc. and Mack-Cali Realty L.P.
*10.19	Agreement regarding resignation and retirement between the Company and Ronald F.
Friedman, dated as of May 31, 2001.
*22.0	Subsidiaries of Group 1 Software, Inc.
*23.1	Consent of PricewaterhouseCoopers, LLP

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP 1 SOFTWARE, INC.

(Registrant)
Date: June 29, 2001	By:	____________________________________ Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

—————————— Robert S. Bowen	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2001

—————————— Mark D. Funston	Executive, Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	June 29, 2001

—————————— James V. Manning	Chairman of the Board	June 29, 2001

—————————— Charles J. Sindelar	Director	June 29, 2001

—————————— James Marden	Director	June 29, 2001

—————————— Charles A. Mele	Director	June 29, 2001

—————————— Richard H. Eisenberg	Director	June 29, 2001

—————————— Bruce J. Spohler	Director	June 29, 2001

—————————— Thomas S. Buchsbaum	Director	June 29, 2001

—————————— Alan P. Slater	President, DOC1 Division	June 29, 2001