Form 10-Q
period 2001-06-30
GROUP 1 SOFTWARE INC
filed 2001-08-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES _X_	NO ___

Class	Shares Outstanding Effective August 7, 2001
Common Stock, $.50 par value	6,852,947

1

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 23,435	$ 36,179
Short-term investments, available-for-sale	16,825	7,954
Trade and installment accounts receivable, less
allowance of $2,143 and $2,197	17,891	23,658
Deferred income taxes	1,762	1,731
Prepaid expenses and other current assets	3,968	3,650

Total current assets	63,881	73,172
Installment accounts receivable, long-term	623	695
Property and equipment, net	6,306	5,592
Computer software, net	20,509	18,936
Goodwill	12,682	4,004
Other assets	114	226

Total assets	$ 104,115	$ 102,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,116	$ 1,977
Current portion of note payable and capital lease
Obligation	2,964	74
Accrued expenses	3,761	5,819
Accrued compensation	3,985	6,549
Current deferred revenues	28,277	29,032

Total current liabilities	41,103	43,451
Note payable and capital lease obligations, net of current portion	3,089	14
Deferred revenues, long-term	424	544
Deferred income taxes	4,150	4,165

Total liabilities	48,766	48,174

Commitments and contingencies
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value;
1,200 shares authorized; 48 shares issued and outstanding
(aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized; 6,852
and 6,654 shares issued and outstanding	3,426	3,327
Additional paid in capital	32,424	29,296
Retained earnings	24,605	24,533
Accumulated other comprehensive income	(1,484)	(1,286)
Less treasury stock, 615 and 497 shares, at cost	(4,538)	(2,335)

Total stockholders’ equity	55,349	54,451

Total liabilities and stockholders’ equity	$ 104,115	$ 102,625

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Month Period Ended June 30,
	2001	2000
Revenue:
Software license and related revenue	$ 7,160	$ 7,637
Maintenance and services	13,564	12,425

Total revenue	20,724	20,062

Cost of revenue:
Software license expense	2,515	3,120
Maintenance and service expense	5,978	4,212

Total cost of revenue	8,493	7,332

Gross profit	12,231	12,730
Operating expenses:
Research and development	2,401	1,511
Sales and marketing	7,397	6,452
General and administrative	2,776	3,642

Total operating expenses	12,574	11,605

Income (loss) from operations	(343)	1,125
Non-operating income
Interest income	536	528
Interest expense	(65)	(6)
Other non-operating income	16	249

Total non-operating income	487	771

Income from operations before provision
for income taxes	144	1,896

Provision for income taxes	58	765

	86	1,131
Net income
Preferred stock dividend requirements	(14)	(14)

Net income available to common stockholders	$ 72	$ 1,117

Basic earnings per share	$ 0.01	$ 0.19

Diluted earnings per share	$ 0.01	$ 0.16

Basic weighted average shares outstanding	6,174	5,980

Diluted weighted average shares outstanding	6,884	6,898

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 86	$ 1,131
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	1,989	2,763
Depreciation expense	605	448
Provision for doubtful accounts	25	75
Deferred income taxes	(46)	(572)
Tax benefit from disqualifying disposition of
incentive stock options	363	—
Foreign currency transaction gain	(18)	(267)
Changes in assets and liabilities:
Accounts receivable	5,854	4,930
Prepaid expenses and other current assets	(167)	(130)
Other assets	153	45
Deferred revenues	(981)	(3,180)
Accounts payable	143	105
Accrued expenses and accrued compensation	(4,825)	(2,396)

Net cash provided by operating activities	3,181	2,952

Cash flows from investing activities:
Purchase and development of computer software	(2,157)	(1,893)
Purchase of property and equipment	(415)	(863)
Purchase of marketable securities	(9,150)	(7,770)
Sale of marketable securities	279	9,686
Payment for acquisitions, net of cash acquired	(4,782)	—

Net cash used in investing activities	(16,225)	(840)

Cash flows from financing activities:
Proceeds from exercise of stock options	462	194
Repayment of principal on capital lease obligations	(32)	(26)

Net cash provided by financing activities	430	168

Net increase (decrease) in cash and cash equivalents	(12,614)	2,280
Effect of exchange rate on cash and cash equivalents	(130)	(78)
Cash and cash equivalents at beginning of period	36,179	20,735

Cash and cash equivalents at end of period	$ 23,435	$ 22,937

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in exchange for services	—	$ 206
Mature shares tendered in payment for stock option exercises	$ 2,203	—
Note payable issued for acquisition	$ 5,997	—
Liabilities assumed in acquistions	$ 1,284	—
Warrants issued in lieu of cash payments for acquistion costs	$ 200	$ —

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2001	2000
Net income	$ 86	$ 1,131
Foreign currency translation adjustments	(198)	(600)

Comprehensive income (loss)	$(112)	$ 531

See notes to consolidated financial statements. 5

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated financial statements for the three months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the year ending March 31, 2002. The information contained in the annual report on the Form 10-K for the year ended March 31, 2001, should be referred to in connection with the unaudited interim financial information.

2. Certain prior period amounts have been reclassified to conform to current period presentation. Software purchased for internal use, net, of $1,350,000 and $1,298,000 as of June 30 and March 31, 2001, respectively, was reclassified from “Computer software, net” to “Property and equipment, net” in the Consolidated Balance Sheets.

3. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $4,247,000 and $3,271,000 for the three months ended June 30, 2001 and 2000, respectively. Capitalization of computer software development costs for the three month periods ending June 30, 2001 and 2000 were $1,846,000 and $1,760,000, respectively.

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended June 30,
	2001	2000
Weighted average common shares
outstanding-basic	6,174	5,980
Effect of dilutive securities:
Stock options and warrants	710	918

Weighted average shares outstanding-
diluted	6,884	6,898

There were additional potentially dilutive convertible securities of 47,500 in the three months ended June 30, 2001 and 2000 which were not included in the earnings per share calculation due to their anti-dilutive effect.

5. In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. As discussed below, the Company early adopted SFAS No. 142. Accordingly, SFAS No. 141 transition provisions were applied as of April 1, 2001. The full adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial statements.

The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.”

6. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

7. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended June 30,
	2001	2000
Segment Information (in thousands)
Revenue:
Enterprise Solutions Software	$14,502	$13,253
Customer Relationship Communications Software	6,222	6,809

Total revenue	$20,724	$20,062

Gross Profit:
Enterprise Solutions Software	$ 9,071	$ 8,324
Customer Relationship Communications Software	3,160	4,406

Total gross profit	$12,231	$12,730

Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1,131,000 million and $1,814,000 for the three months ended June 30, 2001 and 2000, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $544,000 and $624,000 for the three month periods ended June 30, 2001 and 2000, respectively.

Prior to April 1, 2001, all of the Company’s assets were retained and analyzed at the corporate level and were not allocated to the individual segments. As of June 30, 2001, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

Enterprise Solutions Software	$ 35,659
Customer Relationship Communications Software	26,306
Corporate	42,150

Total assets	$104,115

The changes in the carrying amount of goodwill for the three months ended June 30, 2001 for each reportable segment were as follows (in thousands):

	Enterprise Solutions Software	Customer Relationship Communications Software
Balance as of April 1, 2001	$2,369	$1,635
Goodwill acquired	2,128	6,550

Balance as of June 30, 2001	$4,497	$8,185

8. Business Combinations

TriSense Business Combination

On April 30, 2001, the Company acquired TriSense Software, Ltd. (“TriSense”) for $1,545,000 in cash, a promissory note with the present value of $5,997,000, and $423,000 in acquisition costs. The promissory note is payable in two installments of $3,280,000, including interest, due on each of the first and second anniversary dates of closing. The results of operations of TriSense have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital.

TriSense developed and marketed electronic bill presentment and payment (EBPP) software. Integration of TriSense’s PaySense EBPP offering will enable the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents.

The total purchase price of $7,965,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets	$ 373
Liabilities assumed	(143)
Computer software	1,185
Goodwill	6,550

$ 7,965

Tangible assets are being depreciated over their estimated useful lives of two to five years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated useful life of five years.

The $6,550,000 of goodwill was assigned to the Customer Relationship Communications Software segment and is expected to be deductible for tax purposes. Pursuant to the Company’s adoption of SFAS No. 142, the goodwill will not be amortized, but will be periodically tested for impairment.

HotData Business Combination

On May 11, 2001, the Company acquired HotData, Inc., Ltd. (“HotData”) for $2,000,000 in cash, future payments in the amount of 10% of the net revenue, as defined, generated from the HotData license and service fees over the thirty-six months following the date of closing, and $225,000 in acquisition costs. The results of operations of HotData have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital. Additional consideration to be paid based on future net revenue will be recorded at its fair value as an additional cost of the acquisition when such additional consideration is earned.

HotData provided automated batch processing for address validation, move update, and appending of various demographic and geographic data over the Internet. The combination of the HotData technology and the Company’s DataQuality.net offering will create a comprehensive hosted services environment (ASP) that is capable of providing the functionality of all of the Company’s core products over the web.

The total purchase price of $2,225,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets	$ 957
Liabilities assumed	(1,141)
Computer software	281
Goodwill	2,128

$ 2,225

Tangible assets are being depreciated over their estimated useful lives of two to five years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of five years.

The $2,128,000 of goodwill was assigned to the Enterprise Solutions Software segment and is expected to be deductible for tax purposes. Pursuant to the Company’s adoption of SFAS No. 142, the goodwill will not be amortized, but will be periodically tested for impairment.

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2001 and June 30, 2000 have been prepared as if the acquisitions of TriSense and HotData had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the note payable issued to finance the TriSense purchase, and reduction of income tax provision and interest income:

(thousands, except per share data)	Three months ended June 30,
	2001	2000
Revenue	$ 20,788	$ 20,198
Net loss available to Common Stockholders	(304)	(626)
Loss per share	$ (0.05)	$ (0.09)
Weighted average common shares
outstanding	6,884	6,898

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

9. Acquired Intangible Assets

(in thousands)	Gross Carrying Amount	Accumulated Amortization as of June 30, 2001
Amortized intangible assets:
Computer software	$ 1,466	$ 45

Unamortized intangible assets:
Goodwill	$14,820	2,138

The aggregate amortization expense for the three months ended June 30, 2001 was $45,000. The aggregate amortization expense for the year ended March 31, 2002 is estimated at $265,000. The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

For year ending March 31, 2003	$293
For year ending March 31, 2004	$293
For year ending March 31, 2005	$293
For year ending March 31, 2006	$293
For year ending March 31, 2007	$ 29

10. Goodwill and Other Intangible Assets - Adoption of SFAS No. 142 10

The Company early adopted SFAS No. 142 as of April 1, 2001. Upon adoption, the Company ceased amortization of goodwill. The reconciliation of reported net income to the adjusted net income and adjusted earnings-per-share amounts are as follows (in thousands, except earnings-per-share amounts):

	Three months ended June 30,
	2001	2000
Reported net income	$86	$ 1,131
Add back: Goodwill amortization	—	134

Adjusted net income	$86	$ 1,265

Basic earnings per share:
Reported net income	$0.01	$ 0.19
Goodwill amortization	—	$ 0.02

Adjusted net income	$0.01	$ 0.21

Diluted earnings per share:
Reported net income	$0.01	$ 0.16
Goodwill amortization	—	$ 0.02

Adjusted net income	$0.01	$ 0.18

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

For the three months ended June 30, 2001 and 2000, the Company had revenues of $20.7 million and $20.1 million, respectively. Net income available to common stockholders for the three months ended June 30, 2001 was $0.1 million or $0.01 per share compared with net income available to common stockholders of $1.1 million or $0.16 per share in the same period in the prior year. The decrease in profitability for the three months ended June 30, 2001 is primarily due to a decrease in Customer Relationship Communications licenses and lower margins on professional services revenue in both of the Company’s operating segments. The acquisitions of TriSense and Hotdata also had a negative impact on profitability (see footnote 8).

All of Group 1‘s operations are based in the two business segments defined as Enterprise Solutions Software and Customer Relationship Communications Software. Enterprise Solutions revenue accounted for 70% and 66% of Group 1‘s total revenue for the first fiscal quarter of 2002 and 2001, respectively. Customer Relationship Communications revenue was 30% and 34% of total revenue for the first quarter of fiscal 2002 and fiscal 2001, respectively. International revenues accounted for 13% and 16% of Group 1‘s total revenue in the first quarter of fiscal 2002 and 2001, respectively. The decrease in international revenue as a percent of total revenue is due to lower sales in Europe and Latin America.

Software license and related revenue of $7.2 million for the first fiscal quarter of 2002 decreased 6% from $7.6 million the same period the prior year. As a percent of total revenue, first quarter software license and related revenues were 35% in fiscal 2002 compared with 38% in fiscal 2001.

License fees from Enterprise Solutions Software increased 16% in the three month period ended June 30, 2001 as compared to the same period in the prior year. The specifics of Enterprise Solutions license fees are discussed below.

For the three months ended June 30, 2001, license fees from database marketing products were relatively flat as compared to the same period in the prior year. Included in these numbers was an increase of $0.1 million in the Company’s Model 1 license fees offset by a slight decrease in DM 1 license revenues.

The Company’s data quality software license fees for the three months ended June 30, 2001 increased 19% as compared to the same period in the prior year. The increase for the three month period is primarily due to higher sales of Group 1‘s Code 1 Plus product for data quality applications.

License fees from Customer Relationship Communications Software for the three months ended June 30, 2001 decreased 39% from the same period in the prior year. The decrease in license fees for the three month period was due to lower domestic license revenues along with lower sales in Europe and Latin America.

Maintenance and service revenue of $13.6 million for the first quarter of fiscal 2002 increased 9% over the prior year’s comparable period. Maintenance and service revenue accounted for 65% of total revenue for the quarter ended June 30, 2001, compared with 62% of total revenue in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue were $10.4 million for the quarter ended June 30, 2001 and $9.6 million for the same period the prior year, an increase of 8%. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base in both business segments.

For the quarter ended June 30, 2001, Enterprise Solutions recognized maintenance increased 6% to $8.2 million over the same period in the prior year. Customer Relationship Communications recognized maintenance increased 18% to $2.2 million in the quarter ended June 30, 2001 compared to the comparable period in the prior year.

Professional and educational service revenue from the Enterprise Solutions segment increased 11% to $1.0 million in the quarter ended June 30, 2001 from the same period in the prior year. Customer Relationship Communications service revenue increased 14% to $2.1 million in the quarter ended June 30, 2001 from the same period the prior fiscal year. The increase in professional and educational service revenue in both segments is due to new service contracts in the U.S. with Customer Relationship Communications service revenue being offset by lower European service contracts.

Total cost of revenue for the first quarter of fiscal 2002 was $8.5 million versus $7.3 million in the same period of fiscal 2001. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended June 30, 2001 to $2.5 million from $3.1 million for the same period in the prior year representing 35% and 40% of software license and related revenues, respectively. The decrease in expense as a percent of software license revenue was due to lower royalty and amortization expenses.

Maintenance and service expense increased to $6.0 million in the current quarter from $4.2 million in the comparable period in fiscal 2001, representing 44% and 34% of maintenance and service revenue, respectively. The increase in expense as a percentage of revenue for the quarter can be attributed to proportionately higher service revenue which has lower gross margins than maintenance revenue as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $3.8 million compared with $2.3 million for the comparable period in the prior year. The increase in professional and educational service expense is due to higher expense associated with Enterprise Solutions services due to increased staffing and contracting costs.

Costs of maintenance were $2.2 million for the first fiscal quarter of 2002 representing 21% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.9 million, representing 20% of maintenance revenue. The increase in expense for the first fiscal quarter is due to increased customer and internal support costs.

Total operating costs of $12.6 million amounted to 61% of revenue for the quarter ended June 30, 2001 compared with $11.7 million or 58% of revenue for the prior year period. The various components of operating costs are discussed below.

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

Total research and development expense before capitalization of certain development costs was $4.2 million or 20% of revenue for the three month period ended June 30, 2001 compared with $3.3 million or 16% in the prior year.

Research and development expenses (after capitalization of certain software development costs) totaled $2.4 million for the first fiscal quarter of 2002 and $1.5 million for the same period of fiscal 2001, representing 12% and 8% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Customer Relationship Communications segments, along with additional expenses related to the TriSense and HotData acquisitions (see footnote 8).

Sales and marketing expenses totaled $7.4 million or 36% of revenue in the first quarter of fiscal 2002 and $6.5 million or 32% in the prior year same period. Sales and marketing costs for the Enterprise Solutions products were 30% of Enterprise Solutions revenue in the first fiscal quarter of 2002 and 31% for the same period the prior year. Customer Relationship Communications selling and marketing costs were 49% for the three month period ended June 30, 2001 and 34% for the same period the prior year. The increase in cost as a percent of revenue for the current quarter versus the prior year quarter in Customer Relationship Communications was due to higher marketing and pre-sales support costs and lower revenue.

General and administrative expenses were $2.8 million or 13% of total revenue compared with $3.6 million or 18% of revenue for the three months ended June 30, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily related to a decrease in compensation accruals due to lower operating income for the Company and due to one-time costs in the prior year associated with the issuance of warrants.

Net non-operating income was $0.5 million for the quarter ended June 30, 2001 as compared with $0.8 million for the same period in the prior year. This decrease represents interest expense on the note issued for the TriSense acquisition and lower foreign currency translation gains in the current quarter.

The Company’s effective tax rates were 40% for the three month periods ended June 30, 2001, and 2000. The current year’s rate is the net effect of a 44% effective tax rate on domestic taxable income and a 33% rate on foreign taxable income.

Liquidity and Capital Resources

The Company’s working capital was $22.8 million at June 30, 2001, as compared to $29.7 million at March 31, 2001. The current ratio was 1.6 to 1 at June 30, 2001 and 1.7 to 1 at March 31, 2001.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2001. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1‘s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At June 30, 2001 and at March 31, 2001, there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 2001, net cash provided by operating activities was $3.2 million. This amount included net income of $0.1 million plus non-cash expenses of $2.9 million. Also included in cash provided by operating activities was a $5.9 million decrease in accounts receivable, offset by a $1.0 million decrease in deferred revenues, a $4.8 million decrease in accrued expenses and accrued compensation and a $0.2 million increase in other assets. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $2.2 million, and capital equipment of $0.4 million, a increase of $8.9 million in short-term investments and $4.8 million net cash payments related to the TriSense and HotData acquisitions resulted in $16.2 million used in investing activities. For the three months ended June 30, 2001, $0.4 million was provided by financing activities.

The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and short-term investments. The Company does not invest in derivative financial instruments. Excess cash is invested in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and, therefore, does not expect operating results or cash flows to be materially affected by a sudden change in market interest rates on its investment portfolio.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of June 30, 2001, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. As discussed below, the Company early adopted SFAS No. 142. Accordingly, SFAS No. 141 transition provisions were applied as of April 1, 2001. The full adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial statements.

The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

Legal Contingencies

     The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Based on the Company’s overall currency rate exposure at June 30, 2001 a 10% change in foreign exchange rates would have had an immaterial effect on the Company’s financial position, results of operations and cash flows. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed May 14, 2001 for the purchase and sale of assets by and between TriSense Software, Ltd. and Group1 Software, Inc. dated April 30, 2001.

Form 8-K filed May 25, 2001 for the purchase and sale of assets by and between HotData, Inc. and Group 1 Software, Inc. dated May 11, 2001.

Form 8-KA filed July 13, 2001 for the purchase and sale of assets by and between TriSense Software, Ltd. and Group1 Software, Inc. dated April 30, 2001.

Form 8-KA filed July 24, 2001 for the purchase and sale of assets by and between HotData, Inc. and Group 1 Software, Inc. dated May 11, 2001.

16

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Mark Funston Mark Funston Chief Financial Officer August 14, 2001