Form 10-Q
period 2001-09-30
GROUP 1 SOFTWARE INC
filed 2001-11-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES [X]	NO [ ]

Class Common Stock, $.50 par value	Shares Outstanding Effective November 7, 2001 6,867,947

1

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	September 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,423	$36,179
Short-term investments, available-for-sale	7,346	7,954
Trade and installment accounts receivable, less
allowance of $2,296 and $2,197, respectively	15,516	23,658
Deferred income taxes	1,796	1,731
Prepaid expenses and other current assets	3,820	3,650

Total current assets	62,901	73,172

Installment accounts receivable, long-term	494	695
Property and equipment, net	6,765	5,592
Computer software, net	20,600	18,936
Goodwill	12,694	4,004
Other assets	100	226

Total assets	$103,554	$102,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,793	$1,977
Current portion of note payable and capital lease
obligation	2,951	74
Accrued expenses	4,285	5,819
Accrued compensation	3,403	6,549
Current deferred revenues	26,700	29,032

Total current liabilities	39,132	43,451

Note payable and capital lease obligations, net of current portion	3,089	14
Deferred revenues, long-term	401	544
Deferred income taxes	4,043	4,165

Total liabilities	46,665	48,174

Commitments and contingencies

Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value;
1,200 shares authorized; 48 shares issued and outstanding
(aggregate involuntary liquidation preference $950)
	916	916
Common stock $0.50 par value; 50,000 shares authorized; 6,862
and 6,654 shares issued and outstanding	3,431	3,327
Additional paid in capital	32,546	29,296
Retained earnings	25,546	24,533
Accumulated other comprehensive income	(987)	(1,286)
Less treasury stock, 618 and 497 shares, at cost	(4,563)	(2,335)

Total stockholders’ equity	56,889	54,451

Total liabilities and stockholders’ equity	$103,554	$102,625

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2001	2000	2001	2000
Revenue:
Software license and related revenue	$ 8,232	$ 9,099	$ 15,392	$ 16,736
Maintenance and services	13,936	13,035	27,500	25,460

Total revenue	22,168	22,134	42,892	42,196

Cost of revenue:
Software license expense	2,950	2,899	5,465	6,019
Maintenance and service expense	5,233	4,588	11,211	8,800

Total cost of revenue	8,183	7,487	16,676	14,819

Gross profit	13,985	14,647	26,216	27,377

Operating expenses:
Research and development	2,691	1,519	5,092	3,030
Sales and marketing	7,386	7,058	14,783	13,510
General and administrative	2,686	3,842	5,462	7,484

Total operating expenses	12,763	12,419	25,337	24,024

Income from operations	1,222	2,228	879	3,353

Non-operating income
Interest income	441	622	977	1,150
Interest expense	(94)	(11)	(159)	(17)
Other non-operating income (expense)	(162)	61	(146)	310

Total non-operating income	185	672	672	1,443

Income from operations before provision
for income taxes	1,407	2,900	1,551	4,796
Provision for income taxes	452	1,196	510	1,961

	955	1,704	1,041	2,835
Net income
Preferred stock dividend requirements	(14)	(14)	(28)	(28)

Net income available to common stockholders	$ 941	$ 1,690	$ 1,013	$ 2,807

Basic earnings per share	$ 0.15	$ 0.28	$ 0.16	$ 0.47

Diluted earnings per share	$ 0.14	$ 0.24	$ 0.15	$ 0.40

Basic weighted average shares outstanding	6,242	6,016	6,209	5,998

Diluted weighted average shares outstanding	6,934	6,974	6,924	6,935

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Six Month Period Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 1,041	$ 2,835
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	4,282	5,324
Depreciation expense	1,241	952
Provision for doubtful accounts	175	175
Deferred income taxes	(189)	(152)
Net loss on disposal of assets	3	4
Tax benefit from disqualifying disposition of
incentive stock options	368	—
Foreign currency transaction (gain) loss	109	(321)
Changes in assets and liabilities:
Accounts receivable	8,314	5,562
Prepaid expenses and other current assets	(6)	174
Other assets	167	(84)
Deferred revenues	(2,660)	(4,140)
Accounts payable	(194)	(347)
Accrued expenses and accrued compensation	(4,951)	(1,940)

Net cash provided by operating activities	7,700	8,042

Cash flows from investing activities:
Purchase and development of computer software	(4,403)	(3,572)
Purchase of property and equipment	(1,387)	(1,470)
Purchase of marketable securities	(12,956)	(12,092)
Sale of marketable securities	13,564	17,562
Payment for acquisitions, net of cash acquired	(4,782)	—

Net cash provided by (used in) investing activities	(9,964)	428

Cash flows from financing activities:
Proceeds from exercise of stock options	584	496
Repayment of principal on capital lease obligations	(45)	(53)
Dividends paid	(28)	(28)
Repurchase of common stock	(25)	—

Net cash provided by financing activities	486	415

Net increase (decrease) in cash and cash equivalents	(1,778)	8,885

Effect of exchange rate on cash and cash equivalents	22	(252)

Cash and cash equivalents at beginning of period	36,179	20,735

Cash and cash equivalents at end of period	$ 34,423	$ 29,368

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in exchange for services	—	$ 211
Mature shares tendered in payment for stock option exercises	$ 2,203	—
Note payable issued for acquisition	$ 5,997	—
Liabilities assumed in acquisitions	$ 1,284	—
Warrants issued in lieu of cash payments for acquisition costs	$ 200	—

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2001	2000	2001	2000
Net income	$ 955	$ 1,704	$1,041	$ 2,835

Foreign currency translation adjustments	497	(284)	299	(884)

Comprehensive income	$1,452	$ 1,420	$1,340	$ 1,951

See notes to consolidated financial statements. 5

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  The consolidated financial statements for the three and six months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results for the year ending March 31, 2002. The information contained in the annual report on the Form 10-K for the year ended March 31, 2001 should be referred to in connection with the unaudited interim financial information.

2.  Certain prior period amounts have been reclassified to conform to current period presentation. Software purchased for internal use, net, of $1,298,000 as of March 31, 2001 was reclassified from “Computer software, net” to “Property and equipment, net” in the Consolidated Balance Sheets.

3.  Research and development expense, before the capitalization of computer software development costs, amounted to approximately $4,505,000 and $3,209,000 for the three months ended September 30, 2001 and 2000, respectively. Capitalization of computer software development costs for the three month periods ending September 30, 2001 and 2000 were $1,814,000 and $1,690,000, respectively. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $8,752,000 and $6,480,000 for the six months ended September 30, 2001 and 2000, respectively. Capitalization of computer software development costs for the six month periods ending September 30, 2001 and 2000 were $3,660,000 and $3,450,000, respectively.

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended September 30,		For the Six Month Period September 30,
	2001	2000	2001	2000
Weighted average common shares outstanding-basic	6,242	6,016	6,209	5,998
Effect of dilutive securities:
Stock options and warrants	692	958	715	937

Weighted average shares outstanding-diluted	6,934	6,974	6,924	6,935

6

There were additional potentially dilutive convertible securities of 47,500 in the three and six months ended September 30, 2001 and 2000 which were not included in the earnings per share calculation due to their anti-dilutive effect.

5.  In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. As discussed below, the Company early adopted SFAS No. 142. Accordingly, SFAS No. 141 transition provisions were applied as of April 1, 2001. The full adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial statements.

The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

6.  Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

7.  Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended September 30,		Six Months Ended September 30,
Segment Information (in thousands)	2001	2000	2001	2000
Revenue:
Enterprise Solutions Software	$13,953	$13,904	$28,455	$27,157
Customer Relationship Communications Software	8,215	8,230	14,437	15,039

Total revenue	$22,168	$22,134	$42,892	$42,196

Gross Profit:
Enterprise Solutions Software	$ 8,612	$ 8,944	17,683	$17,268
Customer Relationship Communications Software	5,373	5,703	8,533	10,109

Total gross profit	$13,985	$14,647	$26,216	$27,377

Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1,330,000 and $1,576,000 for the three months ended September 30, 2001 and 2000, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $544,000 and $607,000 for the three month periods end September 30, 2001 and 2000, respectively. Amortization of capitalized software associated with the Enterprise Solutions Software segment was $2,461,000 and $3,390,000 for the six months ended September 30, 2001 and 2000, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $1,088,000 and $1,231,000 for the six month periods ended September 30, 2001 and 2000, respectively.

Prior to April 1, 2001, all of the Company’s assets were retained and analyzed at the corporate level and were not allocated to the individual segments. As of September 30, 2001, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

Enterprise Solutions Software	$ 30,788
Customer Relationship Communications Software	30,666
Corporate	42,100

Total assets	$103,554

The changes in the carrying amount of goodwill for the six months ended September 30, 2001 for each reportable segment were as follows (in thousands):

	Enterprise Solutions Software	Customer Relationship Communications Software
Balance as of April 1, 2001	$2,369	$1,635
Goodwill acquired	2,128	6,550
Effect of currency translation on goodwill	—	12

Balance as of September 30, 2001	$4,497	$8,197

8

8.  Business Combinations

TriSense Business Combination

On April 30, 2001, the Company acquired various assets of TriSense Software, Ltd. (“TriSense”) for $1,545,000 in cash, a promissory note with the present value of $5,997,000, and $423,000 in acquisition costs. The promissory note is payable in two installments of $3,280,000, including interest, due on each of the first and second anniversary dates of closing. The results of operations of TriSense have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital.

TriSense developed and marketed electronic bill presentment and payment (EBPP) software. Integration of TriSense’s PaySense EBPP offering will enable the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents as well as electronic payments.

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

HotData Business Combination

On May 11, 2001, the Company acquired various assets of HotData, Inc., Ltd. (“HotData”) for $2,000,000 in cash, future payments in the amount of 10% of the net revenue, as defined, generated from the HotData license and service fees over the thirty-six months following the date of closing, and $225,000 in acquisition costs. The results of operations of HotData have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital. Additional consideration to be paid based on future net revenue will be recorded at its fair value as an additional cost of the acquisition when such additional consideration is earned.

HotData provided automated batch processing for address validation, move update, and appending of various demographic and geographic data over the Internet. The combination of the HotData technology and the Company’s DataQuality.net offering will create a comprehensive hosted services environment that is capable of providing the functionality of all of the Company’s core Data Quality products over the web.

The total purchase price of $2,225,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets	$ 957
Liabilities assumed	(1,141)
Computer software	281
Goodwill	2,128

$ 2,225

9

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

The following unaudited pro forma consolidated results of operations for the three and six months ended September 30, 2001 and 2000 have been prepared as if the acquisitions of TriSense and HotData had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the note payable issued to finance the TriSense purchase, and reduction of income tax provision and interest income:

(thousands, except per share data)	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Revenue	$22,168	$ 22,270	$42,956	$ 42,468
Net income (loss) available to common stockholders	$ 941	$ (53)	$ 651	$ (680)
Diluted earnings (loss) per share	$ 0.14	$ (0.01)	$ 0.09	$ (0.12)
Weighted average shares outstanding	6,934	6,016	6,924	5,998

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

9.  Acquired Intangible Assets
     (in thousands)

	Gross Carrying Amount	Accumulated Amortization as of September 30, 2001
Amortized intangible assets:
Computer software	$ 1,466	$ 120

Unamortized intangible assets:
Goodwill	$14,864	$2,170

The aggregate amortization expense for the three and six months ended September 30, 2001 was $75,000 and $120,000, respectively. The aggregate amortization expense for the year ended March 31, 2002 is estimated at $265,000. The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

For year ending March 31, 2004	$293
For year ending March 31, 2005	$293
For year ending March 31, 2006	$293
For year ending March 31, 2007	$ 29

10.  Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

The Company early adopted SFAS No. 142 as of April 1, 2001. Upon adoption, the Company ceased amortization of goodwill. The reconciliation of reported net income to the adjusted net income and adjusted earnings-per-share amounts are as follows (in thousands, except earnings-per-share amounts):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Reported net income available to
common stockholders	$941	$1,690	$1,013	$2,807
Add back: Goodwill amortization	—	128	—	262

Adjusted net income	$941	$1,818	$1,013	$3,069

Basic earnings per share:
Reported net income available to
common stockholders	$0.15	$0.28	$0.16	$0.47
Goodwill amortization	—	0.02	—	0.04

Adjusted net income	$0.15	$0.30	$0.16	$0.51

Diluted earnings per share:
Reported net income available to
common stockholders	$0.14	$0.24	$0.15	$0.40
Goodwill amortization	—	0.02	—	0.04

Adjusted net income	$0.14	$0.26	$0.15	$0.44

In accordance with FAS 142 provisions, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. 11

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Any statements in this quarterly report on Form 10-Q concerning the Company’s business outlook, expectations, or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission.

For the three months ended September 30, 2001 and 2000, the Company had revenues of $22.2 million and $22.1 million, respectively. Net income available to common stockholders for the three months ended September 30, 2001 was $0.9 million or $0.14 per share compared with net income available to common stockholders of $1.7 million or $0.24 per share in the same period in the prior year. Net income available to common stockholders for the six months ended September 30, 2001 was $1.0 million or $0.15 per share compared with net income available to common stockholders of $2.8 million or $0.40 per share in the same period in the prior year. The decrease in profitability is partially attributed to the $0.7 million net loss ($0.10 per share) and $1.2 million net loss ($0.16 per share) impact from operations and interest expense associated with the acquisitions of assets of HotData, Inc. and TriSense Software, Ltd. (see footnote 8) in the three and six months ended September 30, 2001 and 2000, respectively.

All of Group 1’s operations are based in the two business segments defined as Enterprise Solutions Software and Customer Relationship Communications Software. Enterprise Solutions revenue accounted for 63% of Group 1’s total revenue for the second fiscal quarter of both 2002 and 2001. Enterprise Solutions revenue was 66% and 64% of total revenue for the six months ended September 30, 2001 and 2000, respectively. Customer Relationship Communications revenue was 37% of total revenue for the second quarter of both fiscal 2002 and fiscal 2001. Customer Relationship Communications revenue was 34% and 36% of total revenue for the six months ended September 30, 2001 and 2000, respectively. International revenues accounted for 17% and 16% of Group 1’s total revenue in the second quarter of fiscal 2002 and 2001, respectively. International revenues were 15% and 16% of Group 1’s total revenue in the six months ended September 30, 2001 and 2000, respectively. The Company expects International revenue to remain at approximately these levels in the near future.

Software license and related revenue of $8.2 million for the second fiscal quarter of 2002 decreased 10% from $9.1 million the same period the prior year. As a percent of total revenue, second quarter software license and related revenue was 37% in fiscal 2002 compared with 41% in fiscal 2001. For the six months ended September 30, 2001, software license and related revenue decreased 8% to $15.4 million from $16.7 million in the prior year period. Software license and related revenue comprised 36% of total revenue for the six months ended September 30, 2001, compared with 40% in the prior year.

License fees from Enterprise Solutions Software decreased 18% in the three month period ended September 30, 2001 as compared to the same period in the prior year. For the six month period ended September 30, 2001, license fees decreased by 1% as compared to the same six month period the prior year. The specifics of Enterprise Solutions license fees are discussed below.

For the three and six month periods ended September 30, 2001, license fees from database marketing products were down $0.3 million as compared to the same periods in the prior year. The decrease is primarily due to lower DM1 license revenue.

The Company’s data quality software license fees for the three months ended September 30, 2001 decreased 24% as compared to the same period in the prior year. For the six month period ended September 30, 2001 data quality license fees were down by 2% over the same period the prior year. The decrease for the three month period is primarily due to lower sales of Group 1’s Code 1 Plus and MailStream Plus products for data quality and mailing efficiency applications offset by higher license fees of the Company’s GeoTAX tax jurisdiction software.

License fees from Customer Relationship Communications Software for the three months ended September 30, 2001 increased 5% from the same period in the prior year. For the six months ended September 30, 2001 license fees for Customer Relationship Communications decreased 18% over the same period the prior year. The increase for the three month period was due to higher domestic sales offset slightly by lower sales in Europe. The decrease in license fees for the six month period was due to lower domestic license revenues along with lower sales in Europe and Latin America.

Maintenance and service revenue of $14.0 million for the second quarter of fiscal 2002 increased 7% over the prior year’s comparable period. For the six month period ended September 30, 2001 maintenance and service revenue of $27.5 million increased 8% over the prior year period. Maintenance and service revenue accounted for 63% and 64% of total revenue for the three and six months ended September 30, 2001, respectively, compared with 59% and 60% of total revenue in the same periods in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.0 million for the quarter ended September 30, 2001 and $9.8 million for the same period the prior year, an increase of 12%. Recognized maintenance fees were $21.4 million for the six months ended September 30, 2001, an increase of 10% over the prior year period. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base in both business segments.

For the quarter ended September 30, 2001, Enterprise Solutions recognized maintenance revenue was $8.6 million, an increase of 10% over the same period in the prior year. For the six months ended September 30, 2001 Enterprise Solutions recognized maintenance revenue increased 8% from the same period in the prior year to $16.8 million. Customer Relationship Communications recognized maintenance revenue increased 19% over the prior year in both the three and six month periods ended September 30, 2001 to $2.4 million and $4.6 million, respectively.

Professional and educational service revenue from the Enterprise Solutions segment increased 55% to $0.9 million in the quarter ended September 30, 2001 from the same period in the prior year. For the six months ended September 30, 2001, Enterprise Solutions professional and educational service revenue increased 28% from the same period in the prior year to $1.9 million. The increase in professional and educational service revenue in the Enterprise Solutions segment is due to new and larger service contracts for the Company’s Enterprise Data Quality and GeoTax offerings in the U.S. Customer Relationship Communications service revenue decreased to $2.1 million in the quarter ended September 30, 2001 from $2.7 million in the same period the prior fiscal year. For the six months ended September 30, 2001 Customer Relationship Communications service revenue decreased to $4.2 million from $4.6 million in the prior year. The decrease in professional and educational service revenue in the Customer Relationship Communications segment is due to lower service revenues in the U.S. and in Europe.

Total cost of revenue for the second quarter of fiscal 2002 was $8.2 million versus $7.5 million in the same period of fiscal 2001. Total cost of revenue was $16.7 million and $14.8 million for the six months ended September 30, 2001 and 2000, respectively. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended September 30, 2001 to $3.0 million from $2.9 million for the same period in the prior year representing 36% and 32% of software license and related revenues, respectively. Software license expense decreased for the six month period ended September 30, 2001 to $5.5 million from $6.0 million for the same period in the prior year, representing 36% of software license revenue in both periods. The increase in expense as a percent of software license revenue for the current fiscal quarter over the prior year quarter was due to lower license revenue.

Maintenance and service expense increased to $5.2 million in the current quarter from $4.6 million in the comparable period in fiscal 2001, representing 38% and 35% of maintenance and service revenue, respectively. Maintenance and service expense for the six month period ended September 30, 2001 increased to $11.2 million from $8.8 million, representing 41% and 35% of maintenance and service revenue, respectively. The increase in expense as a percentage of revenue can be attributed to lower margins in Customer Relationship Communications services revenue, discussed below, and slightly lower margins on maintenance revenue in both segments which is also discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $3.0 million and $2.7 million for the three months ending September 30, 2001 and 2000 respectively. For the six month periods ended September 30, 2001 and 2000, professional and educational services costs were $6.7 million and $5.2 million, respectively. The increase in professional and educational service expense as a percent of revenue is due to higher expense associated with Enterprise Solutions services due to increased staffing and contracting costs along with lower revenue in Customer Relationship Communications services due to a large contract completed in the second fiscal quarter of 2001.

Costs of maintenance were $2.2 million for the second fiscal quarter of 2002 representing 21% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.9 million, representing 19% of maintenance revenue. Costs of maintenance were $4.4 million and $3.6 million for the six months ended September 30, 2001 and 2000, respectively, representing 21% and 19% of maintenance revenue. The increase in expense as a percentage of revenue is due to increased customer and internal support costs.

Total operating costs of $12.8 million amounted to 58% of revenue for the quarter ended September 30, 2001 compared with $12.4 million or 56% of revenue for the prior year period. For the six months ended September 30, 2001 total operating costs were $25.4 million or 59% of revenue, compared with $24.0 million or 57% of revenue for the same period in the prior year. The various components of operating costs are discussed below.

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

Total research and development expense before capitalization of certain development costs was $4.5 million or 20% of revenue for the three month period ended September 30, 2001 compared with $3.2 million or 14% in the prior year. Total research and development expense before capitalization of certain development costs was $8.7 million or 20% of revenue for the six month period ended September 30, 2001 compared with $6.4 million or 15% in the prior year.

Research and development expenses (after capitalization of certain software development costs) totaled $2.7 million for the second fiscal quarter of 2002 and $1.5 million for the same period of fiscal 2001, representing 12% and 7% of revenue, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $5.1 million for the first six months of fiscal year 2002 and $3.0 million for the same period of fiscal 2001, representing 12% and 7% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Customer Relationship Communications segments, along with additional expenses related to the TriSense and HotData acquisitions (see footnote 8).

Sales and marketing expenses totaled $7.4 million or 33% of revenue in the second quarter of fiscal 2002 and $7.0 million or 32% of revenue in the prior year same period. Sales and marketing expenses were $14.8 million or 34% of revenue for the six months ended September 30, 2001 and $13.5 million or 32% of revenue for the same period in the prior year. Sales and marketing costs for the Enterprise Solutions products were 31% of Enterprise Solutions revenue in the second fiscal quarter of 2002 and 31% for the same period the prior year. Customer Relationship Communications selling and marketing costs were 37% for the three month period ended September 30, 2001 and 33% for the same period the prior year. Sales and marketing expenses for the Enterprise Solutions segment were 31% for the first six months of both fiscal 2002 and 2001. Sales and marketing expenses for the Customer Relationship Communications segment were 42% and 33 % of revenue in the six months ended September 30, 2001 and 2000, respectively. The increase in cost as a percent of revenue for the current year versus the prior year in Customer Relationship Communications was due to higher marketing and pre-sales support costs coupled with a decrease in revenue.

General and administrative expenses were $2.7 million or 12% of total revenue compared with $3.8 million or 17% of revenue for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses were $5.5 million or 13% of total revenue compared with $7.5 million or 18% of revenue for the six months ended September 30, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily related to a decrease in compensation accruals due to lower operating income for the Company along with higher legal costs and one-time costs associated with the issuance of warrants in the prior year.

Net non-operating income was $0.2 million for the quarter ended September 30, 2001 as compared with $0.7 million for the same period in the prior year. For the six months ended September 30, 2001 and 2000 net non-operating income was $0.7 million and $1.4 million, respectively. This decrease represents a decrease in interest income due to declining interest rates, interest expense on the note issued for the TriSense acquisition and net foreign currency translation losses in the current year.

The Company’s effective tax rates were 32% and 41% for the three month periods ended September 30, 2001, and 2000. The effective tax rates were 33% and 41% for the six months ended September 30, 2001 and 2000, respectively. The current year’s rate for the six months ended September 30, 2001 is the net effect of a 35% effective tax rate on domestic taxable loss and a 33% rate on foreign taxable income.

Liquidity and Capital Resources

The Company’s working capital was $23.8 million at September 30, 2001, as compared to $29.7 million at March 31, 2001. The current ratio was 1.6 to 1 at September 30, 2001 and 1.7 to 1 at March 31, 2002.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2002. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At September 30, 2001 and at March 31, 2001, there were no borrowings outstanding under the line of credit.

For the six months ended September 30, 2001, net cash provided by operating activities was $7.7 million. This amount included net income of $1.0 million plus non-cash expenses of $6.0 million. Also included in cash provided by operating activities was a $8.3 million decrease in accounts receivable, offset by a $2.7 million decrease in deferred revenues, a $5.0 million decrease in accrued expenses and accrued compensation. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $4.4 million, and capital equipment of $1.4 million, a decrease of $0.6 million in short-term investments and $4.8 million net cash payments related to the TriSense and HotData acquisitions resulted in $10.0 million used in investing activities. For the three months ended September 30, 2001, $0.5 million was provided by financing activities.

The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and short-term investments. The Company does not invest in derivative financial instruments. Excess cash is invested in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and, therefore, does not expect operating results or cash flows to be materially affected by a sudden change in market interest rates on its investment portfolio.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of September 30, 2001, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

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

     The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

Legal Contingencies

     The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Based on the Company’s overall currency rate exposure at September 30, 2001 a 10% change in foreign exchange rates would have had an immaterial effect on the Company’s financial position, results of operations and cash flows. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company’s annual shareholders’meeting held on September 25, 2001:

I.	To elect three directors to hold office until the third annual meeting of shareholders of the Company following their election and their successors have been elected and qualified.

Nominees	For	Withheld
James V. Manning	5,509,974	385,658
Richard Eisenberg	5,509,974	385,658
Bruce J. Spohler	5,509,974	385,658

All nominees were duly elected.

In addition to the newly elected directors, the term of office as a director of Messrs. James P. Marden, Charles J. Sindelar, Charles A. Mele, Robert S. Bowen, Alan P. Slater and Thomas S. Buchsbaum continued after the Meeting.

II.	To amend the Company’s 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan to increase by 300,000 shares the number of shares subject to stock options which may be granted under the Plan.

For	Withheld	Abstain
4,969,595	903,969	22,068

The proposal was duly adopted.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed September 25, 2001 for the repurchase of up to $10 million of Group 1 Software, Inc. common stock.

Form 8-K filed November 6, 2001 for the Letter of Agreement for purchase of Vision-Re Technologies, a Toronto, Canada corporation.

18

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Mark Funston Mark Funston Chief Financial Officer November 14, 2001

19