Form 10-Q
period 2001-12-31
GROUP 1 SOFTWARE INC
filed 2002-02-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934



For the Quarter Ended December 31, 2001           Commission file number 0-6355



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


         YES       X                              NO
             ---------------                         ---------------




                                                  Shares Outstanding Effective
Class                                             February  7, 2002
---------------------------                       --------------------------
Common Stock, $.50 par value                      6,889,529

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                             December 31,         March 31,
                                                                                2001                2001
                                                                            ---------------    ---------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $        32,747    $        36,179
  Short-term investments, available-for-sale                                         11,052              7,954
  Trade and installment accounts receivable, less
    allowance of $2,183 and $2,197, respectively                                     14,207             23,658
  Deferred income taxes                                                               1,726              1,731
  Prepaid expenses and other current assets                                           4,032              3,650
                                                                            ---------------    ---------------

Total current assets                                                                 63,764             73,172

Installment accounts receivable, long-term                                              334                695
Property and equipment, net                                                           6,386              5,592
Computer software, net                                                               22,930             18,936
Goodwill                                                                             12,691              4,004
Other assets                                                                             48                226
                                                                            ---------------    ---------------
  Total assets                                                              $       106,153    $       102,625
                                                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $         1,298    $         1,977
  Current portion of note payable and capital lease
    obligation                                                                        2,937                 74
  Accrued expenses                                                                    3,629              5,819
  Accrued compensation                                                                3,879              6,549
  Current deferred revenues                                                          27,509             29,032
                                                                            ---------------    ---------------
Total current liabilities                                                            39,252             43,451
Notes payable and capital lease obligations, net of current portion                   4,204                 14
Deferred revenues, long-term                                                            255                544
Deferred income taxes                                                                 4,107              4,165
                                                                            ---------------    ---------------
 Total liabilities                                                                   47,818             48,174
                                                                            ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
  6% cumulative convertible preferred stock $0.25 par value; 1,200 shares authorized; 48 shares issued and outstanding (aggregate involuntary
  liquidation preference $950)                                                          916                916
Common stock $0.50 par value; 50,000 shares authorized; 6,884
   and 6,654 shares issued and outstanding                                            3,442              3,327
Additional paid in capital                                                           32,783             29,296
Retained earnings                                                                    26,884             24,533
Accumulated other comprehensive income                                               (1,103)            (1,286)
Less treasury stock, 620 and 497 shares, at cost                                     (4,587)            (2,335)
                                                                            ---------------    ---------------
Total stockholders' equity                                                           58,335             54,451
                                                                            ---------------    ---------------
Total liabilities and stockholders' equity                                  $       106,153    $       102,625
                                                                            ===============    ===============


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   For the Three Month Period         For the Nine Month Period
                                                       Ended December 31,                 Ended December 31,
                                              ----------------------------------    ----------------------------------
                                                     2001                 2000           2001                2000
                                              ---------------    ---------------    ---------------    ---------------
Revenue:
  Software license and related revenue        $         7,938    $        11,188    $        23,330    $        27,924
  Maintenance and services                             14,095             12,948             41,595             38,408
                                              ---------------    ---------------    ---------------    ---------------
    Total revenue                                      22,033             24,136             64,925             66,332
                                              ---------------    ---------------    ---------------    ---------------

Cost of revenue:
  Software license expense                              2,839              2,596              8,304              8,615
  Maintenance and service expense                       4,686              4,631             15,897             13,431
                                              ---------------    ---------------    ---------------    ---------------
    Total cost of revenue                               7,525              7,227             24,201             22,046
                                              ---------------    ---------------    ---------------    ---------------

Gross profit                                           14,508             16,909             40,724             44,286

Operating expenses:
  Research and development                              2,716              1,685              7,808              4,715
  Sales and marketing                                   7,150              8,239             21,933             21,749
  General and administrative                            2,686              3,359              8,148             10,843
                                              ---------------    ---------------    ---------------    ---------------
    Total operating expenses                           12,552             13,283             37,889             37,307
                                              ---------------    ---------------    ---------------    ---------------
Income from operations                                  1,956              3,626              2,835              6,979

Non-operating income
   Interest income                                        323                688              1,300              1,838
   Interest expense                                       (95)               (90)              (254)              (109)
   Other non-operating income (expense)                    77               (104)               (69)               208
                                              ---------------    ---------------    ---------------    ---------------
    Total non-operating income                            305                494                977              1,937
                                              ---------------    ---------------    ---------------    ---------------
    Income from operations before provision
     for income taxes                                   2,261              4,120              3,812              8,916

Provision for income taxes                                909              1,739              1,419              3,700
                                              ---------------    ---------------    ---------------    ---------------
Net income                                              1,352              2,381              2,393              5,216

Preferred stock dividend requirements                     (14)               (14)               (42)               (42)
                                              ---------------    ---------------    ---------------    ---------------

Net income available to common stockholders   $         1,338    $         2,367    $         2,351    $         5,174
                                              ===============    ===============    ===============    ===============

Basic earnings per share                      $          0.21    $          0.39    $          0.38    $          0.86
                                              ===============    ===============    ===============    ===============

Diluted earnings per share                    $          0.20    $          0.34    $          0.34    $          0.75
                                              ===============    ===============    ===============    ===============

Basic weighted average shares outstanding               6,254              6,091              6,199              6,029
                                              ===============    ===============    ===============    ===============

Diluted weighted average shares outstanding             6,831              6,965              6,864              6,932
                                              ===============    ===============    ===============    ===============


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          For the Nine Month Period
                                                                                             Ended December 31,
                                                                               ------------------------------------------------
                                                                                        2001                       2000
                                                                               -----------------------       ------------------
   Cash flows from operating activities:
       Net income                                                             $                2,393        $           5,216
     Adjustments to reconcile net income from
       operations to net cash provided by operating activities:
         Amortization expense                                                                  6,255                    7,489
         Depreciation expense                                                                  1,829                    1,432
         Provision for doubtful accounts                                                         175                      475
         Deferred income taxes                                                                   (55)                     402
         Net loss on disposal of assets                                                            3                        4
         Tax benefit from disqualifying disposition of
            incentive stock options                                                              398                      159
         Foreign currency transaction (gain) loss                                                 32                     (225)
     Changes in assets and liabilities:
         Accounts receivable                                                                   9,716                    3,494
         Prepaid expenses and other current assets                                              (374)                    (266)
         Other assets                                                                            219                      (50)
         Deferred revenues                                                                    (1,942)                  (4,033)
         Accounts payable                                                                       (690)                     229
         Accrued expenses and accrued compensation                                            (5,030)                    (663)
                                                                               -----------------------       ------------------
       Net cash provided by operating activities                                              12,929                   13,663
                                                                               -----------------------       ------------------

   Cash flows from investing activities:
         Purchase and development of computer software                                        (6,187)                  (5,505)
         Purchase of property and equipment                                                   (1,856)                  (1,769)
         Purchase of marketable securities                                                   (23,524)                 (18,260)
         Sale of marketable securities                                                        20,426                   21,882
         Payment for acquisitions, net of cash acquired                                       (5,818)                      --
                                                                               -----------------------       ------------------
         Net cash used in investing activities                                               (16,959)                  (3,652)
                                                                               -----------------------       ------------------

   Cash flows from financing activities:
         Proceeds from exercise of stock options                                                 697                    1,132
         Repayment of principal on capital lease obligations                                     (59)                     (80)
         Dividends paid                                                                          (28)                     (28)
         Repurchase of common stock                                                              (49)                      --
                                                                               -----------------------       ------------------
         Net cash provided by financing activities                                               561                    1,024
                                                                               -----------------------       ------------------

         Net increase (decrease) in cash and cash equivalents                                 (3,469)                  11,035

         Effect of exchange rate on cash and cash equivalents                                     37                     (170)

         Cash and cash equivalents at beginning of period                                     36,179                   20,735
                                                                               -----------------------       ------------------
         Cash and cash equivalents at end of period                           $               32,747        $          31,600
                                                                               =======================       ==================
Supplemental disclosure of non-cash investing and financing activities:
         Mature shares tendered in payment for stock option exercises         $                2,203                       --
         Notes payable issued for acquisitions                                $                7,112                       --
         Liabilities assumed in acquisitions                                  $                1,350                       --
         Warrants issued in lieu of cash payments for acquisition costs       $                  305                       --


See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                  For the Three Month Period Ended              For the Nine Month Period Ended
                                                             December 31,                                December 31,
                                             -------------------------------------------    --------------------------------------

                                                     2001                     2000              2001                  2000
                                             ----------------------     ----------------    ----------------     -----------------

  Net income                                              $1,352                 $2,381            $2,393                $5,216

  Foreign currency translation adjustments                  (116)                   254               183                  (630)
                                             ----------------------     ----------------    ----------------     -----------------

  Comprehensive income                                    $1,236                 $2,635            $2,576                $4,586
                                             ======================     ================    ================     =================


See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three and nine months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results for the year ending March 31, 2002. The information contained in the annual report on the Form 10-K for the year ended March 31, 2001 should be referred to in connection with the unaudited interim financial information.

2. Certain prior period amounts have been reclassified to conform to current period presentation. Software purchased for internal use, net, of $1,298,000 as of March 31, 2001 was reclassified from "Computer software, net" to "Property and equipment, net" in the Consolidated Balance Sheets.

3. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $4,349,000 and $3,419,000 for the three months ended December 31, 2001 and 2000, respectively. Capitalization of computer software development costs for the three month periods ending December 31, 2001 and 2000 were $1,633,000 and $1,734,000, respectively. Research and development expense, before the capitalization of computer software development costs, amounted to approximately $13,101,000 and $9,899,000 for the nine months ended December 31, 2001 and 2000, respectively. Capitalization of computer software development costs for the nine month periods ending December 31, 2001 and 2000 were $5,293,000 and $5,184,000, respectively.

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

                                                       For the Three Month Period           For the Nine Month Period Ended
                                                           Ended December 31,                        December 31,
                                                    ---------------------------------      ----------------------------------
                                                        2001                2000               2001                 2000
                                                    -------------       -------------      -------------        -------------

Weighted average common shares
  outstanding-basic                                        6,254               6,091              6,199                6,029
Effect of dilutive securities:
  Stock options and warrants                                 577                 874                665                  903
                                                    -------------       -------------      -------------        -------------
Weighted average shares outstanding-
  diluted                                                  6,831               6,965              6,864                6,932
                                                    =============       =============      =============        =============

There were additional potentially dilutive convertible securities of 47,500 in the three and nine months ended December 31, 2001 and 2000 which were not included in the earnings per share calculation due to their anti-dilutive effect. There were 915,000 and 563,000 additional potentially dilutive common stock options and warrants in the three month period ended December 31, 2001 and 2000, respectively, which were not included in the earnings per share calculation due to their anti-dilutive effect. There were 918,000 and 315,000 additional potentially dilutive common stock options and warrants in the nine month period ended December 31, 2001 and 2000, respectively, which were not included in the earnings per share calculation due to their anti-dilutive effect.

5. In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. As discussed below, the Company early adopted SFAS No. 142. Accordingly, SFAS No. 141 transition provisions were applied as of April 1, 2001. The full adoption of SFAS No. 141 will not have a material effect on the Company's consolidated financial statements.

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

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company's fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company's financial position and results of operations.

6. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

7. Segment Information

The following table presents certain financial information relating to each reportable segment:

                                                              Three Months Ended December 31,     Nine Months Ended December 31,
                                                             ----------------------------------  ----------------------------------
     Segment Information (in thousands)                           2001               2000             2001              2000
     -------------------                                     ----------------    --------------  ---------------   ----------------


Revenue:
   Enterprise Solutions Software                            $        14,242    $       15,615  $        42,697   $         42,772
   Customer Relationship Communications Software
                                                                      7,791             8,521           22,228             23,560
                                                             ----------------    --------------  ---------------   ----------------

      Total revenue                                         $        22,033    $       24,136  $        64,925   $         66,332
                                                             ================    ==============  ===============   ================

Gross Profit:
   Enterprise Solutions Software                            $         9,972    $       10,911  $        27,655   $         28,179
   Customer Relationship Communications Software
                                                                      4,536             5,998           13,069             16,107
                                                             ----------------    --------------  ---------------   ----------------

      Total gross profit                                    $        14,508    $       16,909  $        40,724   $         44,286
                                                             ================    ==============  ===============   ================

Amortization of capitalized software associated with the Enterprise Solutions Software segment was $1,006,000 and $1,389,000 for the three months ended December 31, 2001 and 2000, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $597,000 and $453,000 for the three month periods ended December 31, 2001 and 2000, respectively. Amortization of capitalized software associated with the Enterprise Solutions Software segment was $3,501,000 and $4,779,000 for the nine months ended December 31, 2001 and 2000, respectively. Amortization of capitalized software associated with the Customer Relationship Communications Software segment was $1,651,000 and $1,684,000 for the nine month periods ended December 31, 2001 and 2000, respectively.

As of December 31, 2001, the identifiable assets of the Company's reportable segments were as follows (in thousands):

    Enterprise Solutions Software                                    $ 31,515
    Customer Relationship Communications Software                      43,599
    Corporate                                                          31,039
                                                               ---------------
    Total assets                                                    $ 106,153
                                                               ===============


The changes in the carrying amount of goodwill for the nine months ended December 31, 2001 for each reportable segment were as follows (in thousands):

                                                                                                   Customer Relationship
                                                                Enterprise Solutions              Communications Software
                                                                      Software
                                                            -----------------------------      -------------------------------
    Balance as of April 1, 2001                                                   $2,369                               $1,635
    Goodwill acquired                                                              2,128                                6,550
    Effect of currency translation on goodwill                                        --                                    9
                                                            -----------------------------      -------------------------------
    Balance as of December 31, 2001                                               $4,497                               $8,194
                                                            =============================      ===============================

8. Business Combinations

TriSense Business Combination

On April 30, 2001, the Company acquired various assets of TriSense Software, Ltd. ("TriSense") for $1,545,000 in cash, a promissory note with the present value of $5,997,000, and $423,000 in acquisition costs. The promissory note is payable in two installments of $3,280,000, including interest, due on each of the first and second anniversary dates of closing. The results of operations of TriSense have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company's working capital.

TriSense developed and marketed electronic bill presentment and payment (EBPP) software. Integration of TriSense's PaySense EBPP offering enables the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents as well as electronic payments.

The total purchase price of $7,965,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):


               Tangible assets                     $          373
               Liabilities assumed                           (143)
               Computer software                            1,185
               Goodwill                                     6,550
                                                       -----------

                                                   $        7,965
                                                       ===========

Tangible assets are being depreciated over their estimated useful lives of two to five years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated useful life of five years.

The $6,550,000 of goodwill was assigned to the Customer Relationship Communications Software segment and is expected to be deductible for tax purposes. Pursuant to the Company's adoption of SFAS No. 142, the goodwill is not amortized, but will be periodically tested for impairment.

HotData Business Combination

On May 11, 2001, the Company acquired various assets of HotData, Inc., Ltd. ("HotData") for $2,000,000 in cash, future payments in the amount of 10% of the net revenue, as defined, generated from the HotData license and service fees over the thirty-six months following the date of closing, and $225,000 in acquisition costs. The results of operations of HotData have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company's working capital. Additional consideration to be paid based on future net revenue will be recorded at its fair value as an additional cost of the acquisition when such additional consideration is earned.

HotData provides automated batch processing for address validation, move update, and appending of various demographic and geographic data over the Internet. The combination of the HotData technology and the Company's DataQuality.net offering will create a comprehensive hosted services environment that is capable of providing the functionality of all of the Company's core Data Quality products over the web.

The total purchase price of $2,225,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

               Tangible assets                     $          957
               Liabilities assumed                        (1,141)
               Computer software                              281
               Goodwill                                     2,128
                                                       -----------

                                                   $        2,225
                                                       ===========

Tangible assets are being depreciated over their estimated useful lives of two to five years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of five years.

The $2,128,000 of goodwill was assigned to the Enterprise Solutions Software segment and is expected to be deductible for tax purposes. Pursuant to the Company's adoption of SFAS No. 142, the goodwill will not be amortized, but will be periodically tested for impairment.

Vision-R eTechnologies Business Combination

On December 4, 2001, the Company acquired various assets of Vision-R eTechnologies ("Vision-R") for $1,000,000 in cash, a $1,250,000 note payable with the present value of $1,115,000, earn-out payments over the next 36 months not to exceed $1,000,000, and $220,000 in acquisition costs. The results of operations of Vision-R have been included with those of the Company since the date of acquisition. The cash consideration was paid from the Company's working capital. Additional earn-out consideration will be recorded at its fair value as additional cost of the acquisition when such additional consideration is earned.

The Vision-R product, renamed DOC1 Archive, provides highly scalable electronic archive and retrieval software solutions. The acquisition adds next-generation, real-time storage, compression and high-speed retrieval of business documents to Group 1's DOC1 customer communications management suite.

The total purchase price of $2,335,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Computer software acquired was valued at $2,323,000. Tangible assets were valued at $78,000 and $66,000 was assigned to liabilities assumed. Tangible assets acquired are being depreciated over their estimated useful lives of one to two years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of five years.

The following unaudited pro forma consolidated results of operations for the three and nine months ended December 31, 2001 and 2000 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

     (thousands, except per share data)                     Three months ended                   Nine months ended
                                                                December 31,                        December 31,
                                                      ------------------------------       ------------------------------
                                                          2001             2000               2001              2000
                                                      --------------    ------------       ------------      ------------
Revenue                                               $       22,110    $     24,672       $     65,282      $     67,836
Net income (loss) available to common shareholders    $        1,207    $        546       $      1,491      $       (625)
Diluted earnings (basic and diluted loss) per share   $         0.18    $       0.08       $       0.22      $      (0.10)
Weighted average shares outstanding                            6,831           6,965              6,864             6,029

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

9. Acquired Intangible Assets
   (in thousands)
                                                                Accumulated
                                       Gross Carrying       Amortization as of
                                           Amount            December 31, 2001
                                       ---------------     --------------------
     Amortized intangible assets:
       Computer software                     $ 3,789                  $ 217

     Unamortized intangible assets:
       Goodwill                             $ 14,851                 $2,160


The aggregate amortization expense for the three and nine months ended December 31, 2001 was $99,000 and $217,000, respectively. The aggregate amortization expense for the year ended March 31, 2002 is estimated at $418,000. The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):


     For year ending March 31, 2003                            $ 756
     For year ending March 31, 2004                            $ 756
     For year ending March 31, 2005                            $ 756
     For year ending March 31, 2006                            $ 756
     For year ending March 31, 2007                            $ 347



10. Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

The Company early adopted SFAS No. 142 as of April 1, 2001. Upon adoption, the Company ceased amortization of goodwill. The reconciliation of reported net income to the adjusted net income and adjusted earnings-per-share amounts are as follows (in thousands, except earnings-per-share amounts):

                                                          Three months ended                    Nine months ended December 31,
                                                             December 31,
                                                     2001                   2000                   2001                2000
                                                ----------------       ----------------       ---------------     ----------------

     Reported net income                                $ 1,352                $ 2,381               $ 2,393               $5,216
     Add back: Goodwill amortization                         --                    130                 - - -                  392
                                                ----------------       ----------------       ---------------     ----------------
     Adjusted net income                                $ 1,352                $ 2,511               $ 2,393               $5,608
                                                ================       ================       ===============     ================

     Basic earnings per share:

     Reported net income                                 $ 0.21                 $ 0.39                $ 0.38               $ 0.86
     Goodwill amortization                                   --                   0.02                 - - -                 0.07
                                                ----------------       ----------------       ---------------     ----------------
     Adjusted net income                                 $ 0.21                 $ 0.41                $ 0.38               $ 0.93
                                                ================       ================       ===============     ================

     Diluted earnings per share:

     Reported net income                                 $ 0.20                 $ 0.34                $ 0.34               $ 0.75
     Goodwill amortization                                   --                   0.02                 - - -                 0.06
                                                ----------------       ----------------       ---------------     ----------------
     Adjusted net income                                 $ 0.20                 $ 0.36                $ 0.34               $ 0.81
                                                ================       ================       ===============     ================

In accordance with FAS 142 provisions, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test as of October 31, 2001 and concluded that goodwill of its reporting units was not impaired.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook, expectations, or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities laws. The forward-looking statements contained in this quarterly report are based on the information as of the filing date of this report. Forward-looking statements are indicated by such words as "believes", "expects" and "risk...may relate". Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

For the three months ended December 31, 2001 and 2000, the Company had revenues of $22.0 million and $24.1 million, respectively. Net income available to common stockholders for the three months ended December 31, 2001 was $1.3 million or $0.20 per share compared with net income available to common stockholders of $2.4 million or $0.34 per share in the same period in the prior year. For the nine months ended December 31, 2001 and 2000, revenues were $64.9 million and $66.3 million, respectively. Net income available to common stockholders for the nine months ended December 31, 2001 was $2.3 million or $0.34 per share compared with net income available to common stockholders of $5.2 million or $0.75 per share in the same period in the prior year. The decrease in profitability is attributable to the reduced revenue plus the $0.6 million net loss ($0.09 per share) and $1.8 million net loss ($0.26 per share) impact from operations and interest expense associated with the acquisitions of assets of Vision-R eTechnologies, HotData, Inc. and TriSense Software, Ltd. (see footnote 8) in the three and nine months ended December 31, 2001 and 2000, respectively.

All of Group 1's operations are based in the two business segments defined as Enterprise Solutions Software and Customer Relationship Communications Software. Enterprise Solutions revenue accounted for 65% of Group 1's total revenue for the third fiscal quarter of both 2002 and 2001. Enterprise Solutions revenue was 66% and 64% of total revenue for the nine months ended December 31, 2001 and 2000, respectively. Customer Relationship Communications revenue was 35% of total revenue for the third quarter of both fiscal 2002 and fiscal 2001. Customer Relationship Communications revenue was 34% and 36% of total revenue for the nine months ended December 31, 2001 and 2000, respectively. International revenues accounted for 15% and 16% of Group 1's total revenue in the third quarter of fiscal 2002 and 2001, respectively. International revenues were also 15% and 16% of

Group 1's total revenue in the nine months ended December 31, 2001 and 2000, respectively. The Company expects international revenue to remain at approximately these levels in the near future.

Software license and related revenue of $7.9 million for the third fiscal quarter of 2002 decreased 29% from $11.2 million the same period the prior year. As a percent of total revenue, third quarter software license and related revenue was 36% in fiscal 2002 compared with 46% in fiscal 2001. For the nine months ended December 31, 2001, software license and related revenue decreased 16% to $23.3 million from $27.9 million in the prior year period. Software license and related revenue comprised 36% of total revenue for the nine months ended December 31, 2001, compared with 42% in the prior year.

License fees from Enterprise Solutions Software decreased 31% in the three month period ended December 31, 2001 as compared to the same period in the prior year. For the nine month period ended December 31, 2001, Enterprise Solutions license fees decreased by 20% as compared to the same nine month period the prior year. The specifics of Enterprise Solutions license fees are discussed below.

For the three and nine month periods ended December 31, 2001, license fees from database marketing products were $0.1 million and $0.3 million as compared to $0.1 million and $0.5 million the same periods in the prior year. The decrease for the nine month period is primarily due to lower DM1 license revenue.

The Company's data quality software license fees for the three months ended December 31, 2001 decreased $2.3 million or 32% as compared to the same period in the prior year. For the nine month period ended December 31, 2001 data quality license fees were also down $2.3 million or 14% over the same period the prior year. The decrease for the three and nine month periods is primarily due to lower sales of Group 1's Code 1 Plus and MailStream Plus products for data quality and mailing efficiency applications along with decreased license fees of the Company's GeoTAX tax jurisdiction software.

License fees from Customer Relationship Communications Software for the three months ended December 31, 2001 decreased 26% from the same period in the prior year. For the nine months ended December 31, 2001 license fees for Customer Relationship Communications decreased 19% from the same period the prior year. The decrease for the three month period was due to lower license revenue in the U.S. and Latin America which was offset partially by higher license revenue in Europe. The decrease in license fees for the nine month period was due to lower license revenues in the U.S. along with lower sales in Europe and Latin America.

Maintenance and service revenue of $14.1 million for the third quarter of fiscal 2002 increased 9% over the prior year's comparable period. For the nine month period ended December 31, 2001 maintenance and service revenue of $41.6 million increased 8% over the prior year period. Maintenance and service revenue accounted for 64% of total revenue for the both the three and nine months ended December 31, 2001 compared with 54% and 58%, respectively, of total revenue in the same periods in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.0 million for the quarter ended December 31, 2001 and $9.7 million for the same period the prior year, an increase of 14%. Recognized maintenance fees were $32.4 million for the nine months ended December 31, 2001, an increase of 11% over the prior year period. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base in both business segments.

For the quarter ended December 31, 2001, Enterprise Solutions recognized maintenance revenue was $8.4 million, an increase of 9% over the same period in the prior year. For the nine months ended December 31, 2001 Enterprise Solutions recognized maintenance revenue increased 8% from the same period in the prior year to $25.2 million. Customer Relationship Communications recognized maintenance revenue increased 31% and 23% over the prior year in the three and nine month periods ended December 31, 2001 to $2.6 million and $7.2 million, respectively.

Professional and educational service revenue from the Enterprise Solutions segment increased 12% to $0.9 million in the quarter ended December 31, 2001 from the same period in the prior year. For the nine months ended December 31, 2001, Enterprise Solutions professional and educational service revenue increased 23% from the same period in the prior year to $2.8 million. The increase in professional and educational service revenue in the Enterprise Solutions segment is due to new and larger service contracts for the Company's Enterprise Data Quality and GeoTax offerings in the U.S. Customer Relationship Communications service revenue decreased to $2.2 million in the quarter ended December 31, 2001 from $2.4 million in the same period the prior fiscal year. For the nine months ended December 31, 2001 Customer Relationship Communications service revenue decreased to $6.4 million from $7.0 million in the prior year. The decrease in professional and educational service revenue in the Customer Relationship Communications segment is due to lower service revenues in the U.S. and in Europe.

Total cost of revenue for the third quarter of fiscal 2002 was $7.5 million versus $7.2 million in the same period of fiscal 2001. Total cost of revenue was $24.2 million and $22.0 million for the nine months ended December 31, 2001 and 2000, respectively. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended December 31, 2001 to $2.8 million from $2.6 million for the same period in the prior year representing 36% and 23% of software license and related revenues, respectively. Software license expense decreased for the nine month period ended December 31, 2001 to $8.3 million from $8.6 million for the same period in the prior year, representing 36% and 31% of software license revenue in each period, respectively. The increase in expense as a percent of software license revenue for the current fiscal quarter and nine month period over the same periods of the prior year were primarily due to lower license revenue.

Maintenance and service expense increased to $4.7 million in the current quarter from $4.6 million in the comparable period in fiscal 2001, representing 33% and 36% of maintenance and service revenue, respectively. Maintenance and service expense for the nine month period ended December 31, 2001 increased to $15.9 million from $13.4 million, representing 38% and 35% of maintenance and service revenue, respectively. The increase in expense as a percentage of revenue can be attributed to lower margins in Customer Relationship Communications services revenue, discussed below, and slightly lower margins on maintenance revenue in both segments which is also discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.8 million and $2.9 million for the three months ending December 31, 2001 and 2000 respectively. For the nine month periods ended December 31, 2001 and 2000, professional and educational services costs were $9.5 million and $8.1 million, respectively. The increase in professional and educational service expense for the nine month period is due to higher expense associated with increased staffing costs in both segments along with higher contracting costs in the Customer Relationship Communications segment.

Costs of maintenance were $1.9 million for the third fiscal quarter of 2002 representing 17% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.8 million, representing 18% of maintenance revenue. Costs of maintenance were $6.4 million and $5.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing 20% and 18% of maintenance revenue. The increase in expense as a percentage of revenue is due to increased customer and internal support costs.

Total operating costs of $12.6 million amounted to 57% of revenue for the quarter ended December 31, 2001 compared with $13.3 million or 55% of revenue for the prior year period. For the nine months ended December 31, 2001 total operating costs were $38.0 million or 58% of revenue, compared with $37.3 million or 56% of revenue for the same period in the prior year. The various components of operating costs are discussed below.

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

Total research and development expense before capitalization of certain development costs was $4.3 million or 20% of revenue for the three month period ended December 31, 2001 compared with $3.4 million or 14% in the prior year. Total research and development expense before capitalization of certain development costs was $13.0 million or 20% of revenue for the nine month period ended December 31, 2001 compared with $9.8 million or 15% in the prior year.

Research and development expenses (after capitalization of certain software development costs) totaled $2.7 million for the third fiscal quarter of 2002 and $1.7 million for the same period of fiscal 2001, representing 12% and 7% of revenue, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $7.8 million for the first nine months of fiscal year 2002 and $4.7 million for the same period of fiscal 2001, representing 12% and 7% of revenue, respectively. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and Customer Relationship Communications segments, along with additional expenses related to the TriSense, HotData and Vision-R acquisitions (see footnote 8).

Sales and marketing expenses totaled $7.2 million or 32% of revenue in the third quarter of fiscal 2002 and $8.2 million or 34% of revenue in the prior year same period. Sales and marketing expenses were $22.0 million or 34% of revenue for the nine months ended December 31, 2001 and $21.7 million or 33% of revenue for the same period in the prior year. Sales and marketing costs for the Enterprise Solutions products were 29% of Enterprise Solutions revenue in the third fiscal quarter of 2002 and 33% for the same period the prior year. Customer Relationship Communications selling and marketing costs were 38% for the three month period ended December 31, 2001 and 37% for the same period the prior year. Sales and marketing expenses for the Enterprise Solutions segment were 30% and 32% of revenue for the first nine months of fiscal 2002 and 2001, respectively. Sales and marketing expenses for the Customer Relationship Communications segment were 41% and 35% of revenue in the nine months ended December 31, 2001 and 2000, respectively. The increase in cost as a percent of revenue for the current year versus the prior year in the Customer Relationship Communications segment was due to higher marketing and pre-sales support costs coupled with a decrease in revenue.

General and administrative expenses were $2.7 million or 12% of total revenue compared with $3.4 million or 14% of revenue for the three months ended December 31, 2001 and 2000, respectively. General and administrative expenses were $8.2 million or 13% of total revenue compared with $10.9 million or 16% of revenue for the nine months ended December 31, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily related to a decrease in compensation, bad debt and legal accruals. The decrease in compensation is due to lower operating income for the Company.

Net non-operating income was $0.3 million for the quarter ended December 31, 2001 as compared with $0.5 million for the same period in the prior year. For the nine months ended December 31, 2001 and 2000 net non-operating income was $1.0 million and $1.9 million, respectively. This decrease represents a decrease in interest income due to declining interest rates and interest expense on the note issued for the TriSense acquisition in the current year.

The Company's effective tax rates were 40% and 42% for the three month periods ended December 31, 2001, and 2000. The effective tax rates were 37% and 42% for the nine months ended December 31, 2001 and 2000, respectively. The current year's rate for the nine months ended December 31, 2001 is the net effect of a 44% effective tax rate on domestic taxable income and a 33% rate on foreign taxable income.

Liquidity and Capital Resources

The Company's working capital was $24.5 million at December 31, 2001, as compared to $29.7 million at March 31, 2001. The current ratio was 1.6 to 1 at December 31, 2001 and 1.7 to 1 at March 31, 2001.

The Company provides for its cash requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2002. The line of credit bears interest at the bank's prime rate or Libor plus 150 basis points, at Group 1's option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At December 31, 2001 and at March 31, 2001, there were no borrowings outstanding under the line of credit.

For the nine months ended December 31, 2001, net cash provided by operating activities was $12.9 million. This amount included net income of $2.4 million plus non-cash expenses of $8.6 million. Also included in cash provided by operating activities was a $9.7 million decrease in accounts receivable, offset by a $1.9 million decrease in deferred revenues, a $5.0 million decrease in accrued expenses and accrued compensation and a $0.7 million decrease in accounts payable. The decrease in accounts receivable is due to increased cash collections and lower revenue. Investment in purchased and developed software of $6.2 million, and capital equipment of $1.9 million, an increase of $3.1 million in short-term investments and $5.8 million net cash payments related to the TriSense, HotData and Vision-R acquisitions resulted in $17.0 million used in investing activities. For the nine months ended December 31, 2001, $0.6 million was provided by financing activities.

The Company also has $7.1 million in notes payable due from the TriSense and Vision R acquisitions. The current portion of these notes payable is $2.9 million with $4.2 million due after one year.

The Company's exposure to market risk for changes in interest rates relates primarily to its cash equivalents and short-term investments. The Company does not invest in derivative financial instruments. Excess cash is invested in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity and, therefore, does not expect operating results or cash flows to be materially affected by a sudden change in market interest rates on its investment portfolio.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of December 31, 2001, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are anticipated, except for the continuing investment in capitalized software development costs, which the Company believes can be funded from operations during the next twelve months.

Recent Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. As discussed below, the Company early adopted SFAS No. 142. Accordingly, SFAS No. 141 transition provisions were applied as of April 1, 2001. The full adoption of SFAS No. 141 will not have a material effect on the Company's consolidated financial statements.

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


     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company's fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company's financial position and results of operations.

Legal Contingencies

     The Company is not a party to any legal proceedings which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices in Germany, Italy and Denmark. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. The Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Based on the Company's overall currency rate exposure at December 31, 2001 a 10% change in foreign exchange rates would have had an immaterial effect on the Company's financial position, results of operations and cash flows. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

                            Part II Other Information


Item 1. Legal Proceedings

          NONE

Item 2. Changes in Securities

          NONE

Item 3. Defaults Upon Senior Securities

          NONE

Item 4. Submission of Matters to a Vote of Security Holders

          NONE

Item 5. Other Information

          NONE

Item 6. Exhibits and Reports on Form 8-K

          Form 8-K filed December 10, 2001 for the purchase and sale of assets by and between Vision-R eTechnologies Inc. and Group 1 Software, Inc. dated December 4, 2001.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Group 1 Software, Inc.



                                                  /s/ Mark Funston
                                                  Mark Funston
                                                  Chief Financial Officer
                                                  February 14, 2002