Form 10-K
period 2002-03-31
GROUP 1 SOFTWARE INC
filed 2002-06-28
CIK 23055

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 Form 10-K

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number 0-6355

Group 1 Software, Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0852578 (IRS Employer Identification No.)

4200 Parliament Place, Suite 600, Lanham, MD (Address of principal executive offices)	20706-1860 (ZIP Code)

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

YES [X]       NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 18, 2002 was $85,386,788

The number of shares of the Registrant’s Common Stock outstanding on June 18, 2002 was 6,946,001

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company’s 2002 Annual Meeting of Shareholders (Part III of Form 10-K).

Part I

Item 1. Business

The Company

Group 1 Software, Inc., including its wholly owned subsidiaries (“Group 1” or the “Company”), is a leading provider of software solutions for data quality, customer communications management and direct marketing applications. Group 1 has offices throughout the United States and in Canada, the United Kingdom, continental Europe, and Latin America. The Company is also represented in Asia and Australia. Group 1 provides customer relationship management (CRM)-enabling software solutions that enable more than 2,000 businesses to market smarter by helping them find, reach, and keep their customers. Group 1’s products are used to help companies realize the benefits from or increase the return from their CRM and other relationship-management investments.

The Company’s data quality solutions are the cornerstone of successful CRM initiatives. These solutions enable businesses to ensure the integrity of customer and prospect data through validation, standardization, parsing, matching, consolidation and enhancement.

The Company’s direct marketing applications help businesses dramatically reduce mailing costs and ensure accurate, on-time delivery of mailings, goods and services, thereby increasing response rates and customer satisfaction. These solutions enable businesses to reduce costs by standardizing addresses, identifying duplicate customers, validating postal codes and maximizing postal discounts.

Group 1’s customer communications management solutions provide integrated, end-to-end document generation technology for delivery via multiple channels, including print, e-mail and Web. These solutions give businesses complete control of the document lifecycle and enable them to design, generate, deliver, and archive targeted communications, the sought-after end results of CRM programs.

The Company provides software solutions to leading organizations in the financial services, banking, retail, e-business, telecommunications, hospitality, publishing, utilities, high technology and insurance industries.

Group 1 markets all of its products in North America and certain of its products throughout the world. Group 1 is a leading worldwide vendor of customer communications management software and a leading vendor in North America of data quality and direct marketing software products.

Group 1 markets its data quality and direct marketing applications through a direct sales force in the United States and Canada. Customer communications management solutions are marketed directly to clients in the Americas and throughout Europe. The Company also uses distributors to supplement direct sales efforts.

The Company believes that the growing global adoption of CRM technologies, the increasing demand for personalized customer communications and the operational requirement for enterprise-wide data quality solutions can expand the market potential for Group 1’s existing and future products.

Markets Served

Group 1 markets its products within a broad span of industries to meet the needs of organizations in the areas of customer communications management, data quality and direct marketing. Group 1 addresses the direct marketing and data quality markets through its Enterprise Solutions Division, a single operating segment. Group 1 addresses the customer communications management market through a separate operating segment, its DOC1 Division.

Data Quality

Group 1’s data quality solutions are the cornerstone of successful CRM initiatives. These applications enable businesses to ensure the integrity of customer and prospect data and enhance that information with valuable geographic and demographic intelligence. These solutions consolidate disparate data to help develop an accurate single customer view, enabling businesses to increase operational efficiency, make more informed business decisions, and maximize customer lifetime value. Available as software applications or via hosted services, these solutions encompass many of the Company’s direct marketing applications and can be utilized in both real-time and batch modes.

In March 2002, Group 1 launched DataSight, its flagship data quality solution. DataSight provides enterprise-wide correction, validation, and enhancement of customer, prospect and supplier data. The solution’s sophisticated technology can be applied to name and address as well as non-name and address data. Its functionality includes data validation, standardization, parsing, householding, and user-defined consolidation of duplicate customer records. This technology, available in both real-time and batch modes, offers businesses an integrated, enterprise-wide view of all customer-focused data. The product features a unique set of intuitive user interfaces, designed for both technical experts and business users, to manage all data quality processes.

The Group 1 Data Quality Connector for Siebel can be easily integrated into Siebel Systems’ leading CRM solution to provide accurate, consolidated customer and prospect data in both batch and interactive modes. The Data Quality Connector identifies and merges duplicate records and validates, corrects and formats address data for over 220 countries and dependencies worldwide. This solution helps give users a single, integrated view of their customers and the products and services they are utilizing across the enterprise, thereby improving target marketing effectiveness, enhancing customer relationships through improved service and strengthening the bottom line.

Group 1’s GeoTAX system provides businesses with the most accurate tax jurisdiction assignment solution available. GeoTAX is a comprehensive suite of tools that standardizes addresses and appends accurate state, county, municipal place, and special tax jurisdiction information to customer address records. With tax jurisdictions constantly changing and new tax jurisdiction assignment requirements mandated by federal and state laws, the potential liability resulting from inaccurate tax assignment poses a significant problem. To ensure businesses utilize accurate address information for tax jurisdiction assignment, GeoTAX provides exclusive access to the most current taxation boundary files through a database that tracks and updates on a monthly basis taxation boundary files nationwide.

Group 1’s HotData is a one-stop-shop for an organization’s online data quality and augmentation needs, offering real-time hosted services for Web sites, call centers, customer databases and highly distributed applications. HotData provides the flexibility to verify, standardize and append customer, prospect and business data for real-time environments as well as databases and CRM applications. The hosted service incorporates global address verification, the ability to update the addresses of customers who have recently moved, Dun & Bradstreet business information, geographic intelligence, area code updating and tax jurisdiction assignment.

Geographic Coding Plus helps companies turn simple customer address data into practical and powerful information. By adding highly accurate census geography data, demographic data and lifestyle data to customer addresses, Geographic Coding Plus offers businesses a gateway to increased customer and prospect understanding.

The DM1 solution enables companies to build one-to-one relationships by identifying and better understanding customers and prospects, permitting the generation of more efficient targeted offers and responses. Also available as a hosted solution, DM1 offers essential data hygiene and enhancement capabilities through Group 1’s leading data quality solutions and adds best-of-class technologies for querying, OLAP (on-line analytical processing), data visualization, modeling and reporting, mapping and campaign management.

Direct Marketing

Group 1’s direct marketing applications increase target marketing effectiveness and customer satisfaction by facilitating on-time, accurate delivery of mailings, goods and services. This is accomplished by cleaning, coding and standardizing address data, validating postal codes, presorting mailings and identifying and eliminating duplicate records. By using these solutions, businesses can take advantage of substantial discounts by complying with the United States Postal Service (USPS) and Canada Post Corporation (CPC) standards governing mail preparation and sortation. Group 1 also offers the industry’s most comprehensive international direct marketing solutions — validating, correcting and/or formatting address data for over 220 countries and dependencies worldwide.

Group 1’s direct marketing applications include CODE-1 Plus, CODE-1 Plus International, Canadian CODE-1 Plus, MailStream Plus, SortStream Canada, MOVEforward, and MOVEforward Canada along with many additional products that provide significant operational benefits. Group 1’s CODE-1 Plus and MailStream Plus products are, respectively, Coding Accuracy Support System (CASS)-certified and Presort Accuracy Validation and Evaluation (PAVE)-certified by the USPS. Group 1’s Canadian CODE-1 Plus and SortStream Canada are recognized under the CPC’s Software Evaluation Recognition Program (SERP) for address validation and postal presortation. To ensure accuracy and data quality, CODE-1 Plus and Canadian CODE-1 Plus validate, correct, and format each address element. MailStream Plus gives mailers the most powerful software solution available to presort mail for the highest postal discounts offered by the USPS for nearly every class of mail. MOVEforward and MOVEforward Canada access business and residential address changes, ensuring that communications reach the intended recipients.

US mailers currently can save nearly 25% of the cost of first-class postage and up to 31% of the cost of standard mail by using MailStream Plus and CODE-1 Plus. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1’s products accepted under the CPC’s SERP program. Canadian clients can avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%.

CODE-1 Plus International uses postal address files obtained directly from postal administrations worldwide to validate and correct addresses for over 120 countries. For an additional 100 countries and dependencies, CODE-1 Plus International can format address data. Additionally, Group 1 is the only North American vendor partnered with the Universal Postal Union (UPU), a specialized agency of the United Nations, to incorporate the UPU’s Universal POST*CODE® DataBase. The database contains locality and street-level data for all United Nations countries. Many U.S. businesses have been reluctant to conduct international direct marketing campaigns due to the historically poor quality of international address data and the complexity of dealing with such data. Available for batch or real-time address validation, CODE-1 Plus International makes multinational direct marketing much easier to implement.

Group 1’s data management applications, Merge/Purge Plus, Business Merge/Purge, Generalized Selection, and List Conversion Plus, provide substantial cost savings by enhancing the effectiveness of direct marketing initiatives. This is accomplished by validating, parsing, matching and de-duplicating customer and prospect information for more efficient list processing. These applications enable businesses to focus marketing efforts on specific groups based on geographic and demographic criteria and analyze response rates from specific segments of their target market.

Customer Communications Management

Group 1’s Customer Communications Management solutions give businesses complete control of the document lifecycle, from content design, generation, and presentment to archive, retrieval and payment. Through its core DOC1 suite, Group 1 offers an integrated customer communications management solution for e-mail, print and Web delivery of targeted correspondence. Personalized, high impact communications with customers and prospects are the sought-after end results of all CRM initiatives.

The Company believes that there is substantial demand for a single-source solution combining customer data with advanced document design, generation and mutichannel delivery. Using Group 1 to develop and deliver millions of customer communications each month are over 500 businesses worldwide, including telecommunications companies, insurance companies, brokerages, credit card processors, public utilities, health care providers and banks.

DOC1 is the industry’s leading enterprise-wide document generation suite and the only single-source solution for generation of print and Web-based documents. Using DOC1, companies can market more intelligently and communicate more effectively with customers and prospects.

DOC1 Designer enables users to create and maintain dynamic business communications. With an intuitive Windows-based user interface, documents can be formatted in multiple languages with full color, dynamic graphics, and variable data. DOC1 Generate uses the rules and content from DOC1 Designer to compose documents for batch or real-time outputs. DOC1 Print offers the industry’s most comprehensive output solution, producing AFP, Metacode, PostScript, PCL, as well as PDF, HTML and XML for e-billing.

DOC1 Present provides businesses with a variety of ways to electronically deliver business documents to their customers. Delivery methods include Web, standard e-mail and secure e-mail. Organizations can utilize DOC1 Present for electronic statement presentment or develop internal applications using its robust development tools. DOC1 Pay, offered in conjunction with DOC1 Present, adds electronic payment functionality. This enables online electronic payment of delivered e-bills.

DOC1 Interactive enables business users to create personalized, professional correspondence such as contracts, letters and policies quickly and easily. Front-office employees can author one-to-one business correspondence through a managed Microsoft Word environment for delivery via print, e-mail, or Web browser.

DOC1 Archive offers real-time storage, compression and high-speed retrieval of business documents and enables users to archive and view millions of documents and maintain years of historical billing and statement data online. DOC1 Archive employs next-generation compression and indexing techniques and utilizes industry-standard hardware, thereby minimizing the investment traditionally required in storage of archived documents.

DOC1 Marketer combines campaign management, data mining, and powerful one-to-one messaging. DOC1 Marketer provides browser-based access to enriched customer data with advanced, easy-to-use predictive modeling via Group 1’s award-winning Model 1 solution.

DOC1 supports all major printing architectures and can operate in centralized, distributed or desktop environments. When integrated with Group 1’s MailStream Plus and CODE-1 Plus, DOC1 produces documents in a sequence that qualifies for significant United States Postal Service (USPS) presorting discounts.

Products, Services and Support

Products

As of March 31, 2002, Group 1 offered over 50 software products that run on more than 20 different operating systems and hardware platforms. Group 1’s products each can operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated system that can be tailored to a client’s requirements.

The DOC1 production engine can run under MVS, Windows NT, Windows 2000, UNIX (Sun Solaris, HP/UX, IBM AIX, and TRU64), Open VMS, OS/400 or PC DOS. DOC1 is printer-independent and produces AFP, Metacode, HP/PCL, PostScript, HTML, XML, PDF and line data output.

Most products of the Enterprise Solutions Division are offered in an open systems format enabling operation on all major platforms. This approach provides consistent performance across the enterprise, regardless of computer platform and allows users to migrate from one platform to another without lost productivity or added training.

Professional Services

Group 1’s broad range of professional services include data analysis, data migration, integration with other systems, document analysis, consultation and design, installation and training, and file conversion. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other operational areas. Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client’s location and at Group 1 training facilities throughout the U.S. and in Canada and the United Kingdom.

Support

Effective support of our customers and products has been a substantial factor in Group 1’s success to date and will continue to be in the foreseeable future. Customer support is primarily provided by telephone for assistance in product installation and problem resolution. Automated call tracking, client-specific call routing, electronic newscast, e-mail messages and on-line discussion bulletin board services via the technical support Web site are also provided for customers utilizing Group 1’s maintenance and enhancement program. On-site visits by qualified company personnel are also available, if necessary. Other offerings include e-mail support, integration support, and premium support plans.

Group 1 customers are afforded educational opportunities through our Annual User’s Conference and the over 20 local User Groups. In addition, two National User Groups advise Group 1 on a variety of issues. The thirty-member National User Group for the Enterprise Solutions Division includes a cross-section of customers representing various platforms, products, and industries. The Customer Communications Management Division also has an active User’s Group that meets twice a year.

For DM1 customers, Group 1 maintains systems in our Las Vegas, Nevada facility duplicating each customer’s environment. Group 1 Software Europe also has modem links with many of its customers to provide high levels of mission-critical support.

Group 1 offers with its product licenses an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation. The education department offers educational and training seminars specific to Group 1 products.

In the fiscal years ended March 31, 2002, 2001 and 2000, maintenance and enhancement fees represented approximately 49%, 42%, and 40%, respectively, of Group 1’s revenue.

Customers

Group 1’s customer base includes more than 2,000 clients who have licensed one or more of its products. Group 1 provides software solutions to corporate leaders in a variety of industry segments, as indicated by the following brief list of customers:

Insurance and Financial Services

•	American Express
•	Citicorp
•	Lehman Brothers
•	Bank of Ireland
•	Banco Itau (Brazil)
•	Charles Schwab
•	ABN Amro
•	Bank of America
•	CIGNA

Retailers
•	U.S. Postal Service
•	J.C. Penney
•	L.L. Bean
•	Neiman Marcus
•	Sears

Telecommunications
•	AT&T
•	Saudi Telecom
•	Verizon

Utilities
•	Entergy
•	Pacific Gas and Electric
•	Scottish Power
•	London Electricity

Direct Marketers
•	Publishers Clearinghouse
•	Lands End

Government and Non-profit
•	Internal Revenue Service
•	U.S. Senate
•	AARP
•	Veterans Administration

E-Business
•	CyberSource
•	NetFlix
•	EarthLink

No customer accounts for more than 10% of the Company’s revenue.

Licensing

Most Group 1 products are licensed on a perpetual “right to use” basis pursuant to non-exclusive license agreements. Those products that incorporate third-party databases are licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Group 1 offers its customers a wide variety of license agreements, from single user to enterprise-wide. Certain postal products are required under USPS and CPC regulations (CASS and SERP, respectively) to have defined expiration dates (quarterly or monthly) and must be under subscription or re-licensing arrangements with Group 1 to continue to qualify for postal discounts.

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

Sales and Marketing

Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of over 100 Associates located in the Americas and Europe. To serve existing clients and to attract new customers, Group 1 has two sales and support offices in the Washington, DC area and nine other regional offices in the New York City, Chicago, Los Angeles, Las Vegas, Atlanta, Dallas, Minneapolis, Miami and Toronto, Canada areas. Group 1’s European headquarters is located in the London metropolitan area.

The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1’s Lanham, Maryland headquarters. Marketing is conducted through direct mail, print advertising, an active Web site, trade show exhibitions, speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including media relations and industry analyst briefings.

Group 1’s domestic distributors and partners include PeopleSoft, Siebel Systems, Pitney Bowes, SPL Worldgroup, Ernst and Young, IBM, Xerox, Portal, CSC, Daleen, USHA, CommercialWare, CSG, SCT, Convergys, Systems Research and Development (SRD) ProQuest and others. Through its Group 1 Software Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product suite with partner distribution companies throughout Europe. International distributors of Group 1’s products include Pitney Bowes, Xerox, IBM, SAP, OBIMD, Business Document, Accenture and L&K. Group 1 has entered into agreements with a number of leading software and hardware vendors. Group 1 distributes products manufactured by Informatica, iWay, Dun & Bradstreet, Claritas, GDT, UNICA Technologies, Business Document, Sigaba and others.

Product Development

The software and service industry is characterized by rapid change in hardware and software technology and in user needs, requiring a continual expenditure for product development. Businesses are also placing emphasis on products and services that can be deployed across the enterprise and in real-time. Technology trends such as the increasing adoption of XML and the promise of Web services require constant evaluation. These operational requirements and technology trends in conjunction with input received from existing customers will continue to guide Group 1’s product direction for the foreseeable future.

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

Significant investment was made during the year in new software development, which in the Enterprise Solutions division focused on improving the core data quality technology to take advantage of the opportunities that Group 1 believes exist. The Company released DataSight, its flagship data quality solution during the year. It also developed its Data Quality Connector for Siebel to provide robust data quality technology to users of the leading CRM solution. The Company’s HotData hosted services offering was also launched, wedding the technology acquired from HotData with Group 1’s DataQuality.net transactional Web service. Furthermore, the Company introduced MOVEforward Canada, which tracks business and residential address changes and updated its entire suite of data management applications.

Substantial investments were also made in all DOC1 products, most notably the launch of an integrated DOC1 suite offering complete control over the document lifecycle. With the acquisition of Vision-R Technologies, DOC1 Archive was introduced, adding archive and retrieval functionality to the DOC1 suite. DOC1 Present and DOC1 Pay were also introduced, incorporating the technology from the acquisition of TriSense Software and adding electronic delivery and payment to the DOC1 suite.

During fiscal 2002, Group 1 released product updates for all its regulatory products that enabled the Company’s direct marketing customers in the U.S. and Canada to meet the requirements of the USPS and CPC and continue to benefit from substantial postal discounts.

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

Group 1 believes that the principal, distinguishing competitive factors in the selection of its software products are price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, ease of integration of the product line and the Company’s financial strength. Group 1 believes that it competes favorably with regard to these factors. A major competitive asset is that Group 1 offers a comprehensive array of complementary products that work together to facilitate more effective and efficient target marketing and customer relationship management. Group 1’s primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Intangible Asset Protection

Group 1 regards its software, in source and object code, related manuals and documentation as proprietary. Group 1 relies upon a combination of contract, trade secret, patents and copyright laws to protect its products. The license agreements under which clients use Group 1’s products often restrict the client’s use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these, it may be possible for other persons to obtain copies of Group 1’s products. Furthermore, with the increasing number of patents issued for computer programming, notwithstanding Group 1’s efforts to assure to the contrary, Group 1 may in the future find that it has inadvertently infringed on a newly issued patent. Group 1 believes that because of the rapid pace of technological change in the technology industry and changes in postal regulations that affect several core products, copyright, patent, and trade secret protection are less significant than factors such as the knowledge and experience of Group 1’s management and other personnel and their ability to develop, enhance, market and acquire new products.

Group 1 has U.S. federal registrations on over 30 trademarks, including CODE-1 Plus, DM1, DOC1, GROUP 1 SOFTWARE, GEOTAX, HotData and Model1. The Company also has registrations in Australia, Canada, Chile the European Union, Japan and South Korea for selected trademarks. In addition, Group 1 maintains over 35 U.S. common law trademarks.

Employees

As of March 31, 2002, the Company employed 457 persons on a full-time basis, of whom 365 were based in the United States and 92 were based internationally. Of the total, 122 were engaged in sales and marketing, 197 in product development and support, 52 in professional services and 86 in finance, administration and corporate operations. None of the Company’s Associates is represented by a labor union. The Company has not experienced any work stoppages and believes its employee relations to be good.

Item 2. Properties

The Company’s executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 68,598 square feet under a lease that expires in 2015. These facilities also include Group 1’s headquarters and principal operations base. Group 1 has options to lease additional space at specified periods during the term and to extend its lease. In North America, Group 1 leases additional offices in the Chicago, Dallas, Austin, Los Angeles, Las Vegas, Atlanta, New York City, Minneapolis, Miami, Toronto, and the Herndon, Virginia metropolitan areas. Outside North America, the Company leases an office in the London metropolitan area.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The trading of the common stock of the Company is reported on the NASDAQ National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarters indicated. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

Closing Common Stock Prices

2002	High	Low	2001	High	Low
First – June 30, 2001	$18.60	$10.09	First – June 30, 2000	$19.38	$13.13
Second – September 30, 2001	$19.65	$9.97	Second – September 30, 2000	$21.00	$15.88
Third – December 31, 2001	$16.40	$8.75	Third – December 31, 2000	$23.00	$11.00
Fourth – March 31, 2002	$16.55	$12.99	Fourth – March 31, 2001	$17.31	$11.44

No cash dividends have been paid on the Company’s common stock. The Company pays dividends on the 6% Cumulative Convertible Preferred Stock. The Board of Directors intends to retain, for the foreseeable future, the Company’s earnings for use in the development of the business.

At June 15, 2002, there were approximately 2,195 holders of record of the Company’s common stock, including persons who wish to be identified as having an interest in shares held or recorded in “street name” with broker-dealers.

The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding. Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders:

Plan of 1998 for officers
and employees	448,196	$10.12	37,227

Plan of 1995 for officers
and employees	1,289,780	$11.47	368,924

Plan of 1986 for officers
and employees	95,740	$9.29	—

Plan of 1995 for
non-employee directors	221,500	$8.10	225,000

Pre-merger plan for
non-employee directors	64,050	$5.32	—

Plan of 1992 for
non-employee directors	105,000	$9.25	—

Equity compensation plans not
approved by security holders	80,500	$12.90	—

Total	2,304,766	$10.57	631,151

9

Item 6. Selected Financial Data (In thousands except per share amounts)

	Year Ended March 31,
	2002	2001	2000	1999	1998
Statement of Earnings Data:
Revenue	$89,428	$94,235	$82,529	$65,291	$61,004
Income before provision for income taxes and
minority interest	$7,278	$14,982	$10,931	$5,171	$2,335
Net income available to common stockholders	$4,370	$8,849	$6,233	$2,971	$973
Basic earnings per share	$0.70	$1.46	$1.07	$0.56	$0.20
Basic weighted average shares outstanding	6,237	6,059	5,802	5,264	4,911
Diluted earnings per share	$0.63	$1.28	$1.00	$0.56	$0.20
Diluted weighted average shares outstanding	6,899	6,958	6,245	5,317	4,948

Balance Sheet Data:
Cash, cash equivalents and short-term
investments, available for sale	$47,605	$44,133	$31,994	$14,849	$3,683
Working capital	$26,977	$29,721	$17,101	$7,793	$6,692
Total assets	$111,879	$102,625	$93,067	$77,799	$70,630
Notes payable and capital lease obligations,
excluding current portion	$3,630	$14	$88	$198	$389
Stockholders’ equity	$60,402	$54,451	$44,928	$35,421	$27,158

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Forward-looking Statements

     Any statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as “believes”, “is developing”, “will continue to be in the future”, “anticipates” and “expects”. Actual results may differ materially from the expectations expressed or implied in the forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

Fiscal 2002 as Compared with Fiscal 2001

     For the year ended March 31, 2002, Group 1’s revenue was $89.4 million compared with $94.2 million for the prior year. Group 1 had net income available to common stockholders for the year of $4.4 million compared with $8.8 million for fiscal 2001. The decrease in profitability is attributed to decreased revenues and operating income in both the Enterprise Solutions and DOC1 segments. These decreases are due primarily to unfavorable economic and market conditions and acquired businesses in fiscal 2002 and are discussed in further detail below.

     All of Group 1’s operations are in the two business segments defined as the Enterprise Solutions Division and DOC1 Division. Enterprise Solutions revenue accounted for 67% and 63% of Group 1’s total revenue in fiscal 2002 and fiscal 2001, respectively. DOC1 revenue was 33% and 37% of total revenue for fiscal 2002 and fiscal 2001. International revenues accounted for 15% and 16% of Group 1’s total revenue in fiscal 2002 and fiscal 2001, respectively.

     Software license fees and related revenue of $33.0 million decreased 18% from the prior year. As a percentage of total revenue, software license and related revenue was 37% and 43% for fiscal years 2002 and 2001, respectively. The decrease was due to lower license fee revenue in both business segments further described below.

     The Enterprise Solutions segment’s data quality/direct marketing software license fees decreased 9% for fiscal year 2002 compared with fiscal year 2001. Included in data quality/direct marketing license fees were a decrease in GeoTax and Code 1 Plus licenses offset partially by an increase in Canadian Data Quality and Mailing Efficiency products.

     License fees from the Enterprise Solutions segment’s Database Marketing systems decreased $0.4 million for fiscal year 2002. The decrease resulted from lower sales of the Model 1 and DM1 products.

     Licensing of DOC1 software decreased by 28% in fiscal 2002 over the prior fiscal year. The decrease is due to lower license fees sold both domestically and internationally.

     Maintenance and services revenue of $56.4 million for the year increased 4% over the prior year. Maintenance and service revenue accounted for 63% and 57% of total revenue in fiscal 2002 and fiscal 2001, respectively. Recognized maintenance fees were $43.6 million in fiscal 2002 and $39.0 million in fiscal 2001, an increase of 12%. Professional service and educational training revenues were $12.8 million in fiscal 2002 and $15.2 million in fiscal 2001, a decrease of 15%.

     Enterprise Solutions recognized maintenance increased 9% over the prior year to $33.7 million. DOC1 recognized maintenance increased 23% to $9.9 million in fiscal 2002. The increase in maintenance revenue is due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base in both business segments. The Company expects moderate growth in recognized maintenance in the upcoming year in both of its business segments.

     Professional services revenue from the Enterprise Solutions segment decreased to $4.1 million in fiscal 2002 from $4.6 million in fiscal 2001, a decrease of 9%. DOC1 services revenue decreased 18% in fiscal 2002 to $8.7 million. These decreases are associated with the decreased license revenue in both segments, which were affected by unfavorable economic and market conditions. As the Company foresees a growing need for integrating complex solutions, it anticipates increased revenue from these services.

     Total costs of revenue for fiscal 2002 were $32.9 million versus $31.3 million for fiscal 2001, representing 37% and 33% of total revenue, respectively. Costs of revenue include software license expense and maintenance and service expense. Software license expense consists of the amortization of software development costs, royalty payments to third party vendors, and the costs of documentation and quality assurance. Maintenance and service expense consist primarily of consulting, education and support personnel salaries and related costs as well as the costs to distribute the product, including the costs of the media on which it is delivered and shipping and handling costs.

     Software license expense increased to $12.0 million in fiscal 2002 representing 37% of software license and related revenue compared with $11.3 million in fiscal 2001 representing 28% of software license and related revenue. The increase as a percent of revenue is primarily due to lower license fees in fiscal 2002 along with higher royalty expense associated with the sale of third party products.

     Maintenance and service expense increased to $20.8 million in fiscal 2002 from $20.1 million in fiscal 2001, 37% of maintenance and service revenue in both years. The expense as a percent of revenue is expected to decrease as services revenue increases and higher utilization of services personnel is achieved.

     Included in maintenance and service expense are professional service and educational training costs of $12.5 million which were 98% of professional services revenue during 2002 and $12.6 million and 83% of professional services revenue for the prior year. The increase in expense as a percentage of services revenue is due to increased staffing and contracting costs. Services expense as a percent of revenue is expected to decrease as services revenue increases and higher utilization of service personnel is achieved.

     Costs of maintenance were $8.3 million for fiscal 2002 representing 19% of maintenance revenue compared with costs of $7.5 million and 19% of maintenance revenue in fiscal 2001. The Company anticipates that these costs will remain relatively close to their current levels.

     Total operating costs of $50.4 million were 56% of revenue in fiscal 2002 compared with $50.8 million or 54% of revenue during fiscal 2001. The various components of operating costs are discussed below.

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

     Costs for research and development, before capitalization, incurred in fiscal 2002 and 2001, were $17.4 million, $13.3 million, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $10.3 million in fiscal 2002 and $6.5 million in 2001, representing 12% and 7% of total revenue, respectively. The increase in costs is due to the three acquisitions made by the Company during the year along with new product initiatives in both of the Company’s operating segments.

     Sales and marketing expenses totaled $28.9 million or 32% of revenue in fiscal 2002 and $30.8 million or 33% of revenue in fiscal 2001. The decrease in costs as a percentage of revenue is due to lower incentive compensation for sales personnel during fiscal 2002 because of lower revenue. The Company expects these costs to remain relatively close to current levels as a percentage of revenue. Sales and marketing costs for the Enterprise Solutions products were 29% of total Enterprise Solutions revenue for fiscal 2002 and 32% for fiscal 2001. DOC1 selling and marketing costs were 39% of total DOC1 revenue for fiscal 2002 and 33% for fiscal 2001.

     General and administrative expenses were $11.3 million or 13% of total revenue in fiscal 2002 compared with $13.4 million or 14% for fiscal 2001. The decrease is attributable to lower bonus compensation and lower bad debt expense. The Company expects general and administrative expenses to remain relatively close to current levels as a percentage of revenue.

     Net non-operating income was $1.1 million in fiscal 2002 compared with net non-operating income of $2.9 million in fiscal 2001. This decrease represents lower interest income due to lower interest rates, lower translation gains on foreign currency and higher interest expense associated with the outstanding notes from the TriSense and Vision-R acquisitions. The Company expects non-operating income to remain relatively flat. The Company does not expect to benefit from gains on foreign currency transactions. No short-term borrowing requirements are expected; this expectation could be affected substantially by newly-identified investment opportunities including acquisitions.

     The Company’s effective tax rate was 39.2% in fiscal 2002 and 40.6% in fiscal 2001. The current year’s rate is the net effect of a 44.5% domestic tax rate combined with a 30.7% foreign tax rate on taxable net income. The decreased effective rate is primarily due to a higher proportion of foreign taxable income in fiscal 2002.

Fiscal 2001 as Compared with Fiscal 2000

     For the year ended March 31, 2001, Group 1’s revenue was $94.2 million compared with $82.5 million for the prior year. Group 1 had net income available to common stockholders for the year of $8.8 million compared with $6.2 million for fiscal 2000. The increase in profitability was attributed to increased revenues and operating income in both the Enterprise Solutions and DOC1 segments as well as increased interest income resulting from the Company’s higher cash and equivalents balance.

     Enterprise Solutions revenue accounted for 63% and 65% of Group 1’s total revenue in fiscal 2001 and fiscal 2000, respectively. DOC1 revenue was 37% and 35% of total revenue for fiscal 2001 and fiscal 2000. International revenues accounted for 16% of Group 1’s total revenue in fiscal 2001 and 14% in fiscal 2000. The increase in international revenue as a percent of total revenue was due to increased sales of the DOC1 product in Europe and Latin America.

     Software license fees and related revenue of $40.0 million represented an increase of 3% over the prior year. As a percentage of total revenue, software license and related revenues were 43% and 47% for fiscal years 2001 and 2000, respectively.

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

     Licensing of DOC1 software increased by 1% in fiscal 2001 over the prior fiscal year. The increase was due primarily to increased European and Latin American sales offset by slightly lower U.S. sales in fiscal 2001 as compared with fiscal 2000.

     Maintenance and services revenue of $54.2 million for the year increased 24% over the prior year. Maintenance and service revenue accounted for 57% and 53% of total revenue in fiscal 2001 and fiscal 2000, respectively. Recognized maintenance fees were $39.0 million in fiscal 2001 and $32.6 million in fiscal 2000, an increase of 20%. Professional service and educational training revenues were $15.2 million in fiscal 2001 and $11.1 million in fiscal 2000, an increase of 37%.

     Enterprise Solutions recognized maintenance increased 16% over the prior year to $31.0 million. DOC1 recognized maintenance increased 35% to $8.0 million in fiscal 2001 from fiscal 2000. The increase in maintenance revenue was due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base in both business segments.

     Professional services revenue from the Enterprise Solutions segment increased to $4.6 million in fiscal 2001 from $3.0 million in fiscal 2000, an increase of 47%. DOC1 services revenue increased 33% in fiscal 2001 to $10.6 million.

     Total costs of revenue for fiscal 2001 were $31.4 million versus $28.0 million for fiscal 2000, representing 33% and 34% of total revenue, respectively. Costs of revenue include software license expense and maintenance and service expense. Software license expense consists of the amortization of software development costs, royalty payments to third party vendors, and the costs of documentation and quality assurance. Maintenance and service expense consist primarily of consulting, education and support personnel salaries and related costs as well as the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs.

     Software license expense decreased to $11.3 million in fiscal 2001 representing 28% of software license and related revenue compared with $12.3 million in fiscal 2000 representing 32% of software license and related revenue. The decrease as a percent of revenue was primarily due to higher license revenue, lower software amortization expense and lower royalty expense on sales of third party products.

     Maintenance and service expense increased to $20.1 million in fiscal 2001 from $15.7 million in fiscal 2000, 37% and 36% of maintenance and service revenue, respectively. The increase in expense as a percent of revenue was due to the higher percentage of service revenue relative to maintenance revenue.

     Included in maintenance and service expense above are professional service and educational training costs of $12.6 million which were 83% of professional services revenue during 2001 and $8.8 million and 79% of professional services revenue for the prior year. The increase in expense as a percentage of services revenue was due to increased staffing and contracting costs.

     Costs of maintenance were $7.5 million for fiscal 2001 representing 19% of maintenance revenue compared with costs of $7.0 million and 21% of maintenance revenue in fiscal 2000. The decreased costs as a percentage of maintenance revenue were primarily due to increased maintenance revenue partially offset by higher information technology costs associated with supporting internal systems.

     Total operating costs of $50.8 million amounted to 54% of revenue in fiscal 2001 compared with $44.7 million or 54% of revenue during fiscal 2000. The various components of operating costs are discussed below.

     Research and development expenses (after capitalization of certain software development costs) totaled $6.5 million in fiscal 2001 and $4.2 million in 2000, representing 7% and 5% of total revenue, respectively. Costs for research and development, before capitalization, incurred in fiscal 2001and 2000, were $13.3 million, $11.1 million, respectively. The increase in costs was due to increased investment in new product initiatives in all of the Company’s major product groups.

     Sales and marketing expenses totaled $30.8 million or 33% of revenue in fiscal 2001 and $26.1 million or 32% of revenue in fiscal 2000. The increase in costs as a percentage of revenue was primarily due to higher sales incentive costs for both Enterprise Solutions and DOC1 products. Sales and marketing costs for the Enterprise Solutions products were 32% of total Enterprise Solutions revenue for both fiscal 2001 and fiscal 2000. DOC1 selling and marketing costs were 33% and 31% of total DOC1 revenue for fiscal 2001 and fiscal 2000, respectively.

     General and administrative expenses were $13.4 million or 14% of total revenue in fiscal 2001 compared with $14.3 million or 17% for fiscal 2000. The decrease was attributable to lower bonus compensation and lower bad debt expense due to cash collections.

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

Seasonality and Inflation

     Group 1 in the past has experienced greater sales and earnings in the January-March quarter, the fourth quarter of its fiscal year; there can be no assurance, however, that this will occur in the future. This seasonal factor is believed to be attributable to buying patterns of major accounts and also to fiscal year incentives for Group 1’s sales representatives. Group 1’s revenue and resultant earnings have shown substantial variation on a quarter-to-quarter basis. The Company’s license agreements represent the culmination of sales cycles averaging three to six months. Any significant lengthening in the sales cycle can have the effect of moving revenue from one quarter into the next, contributing to quarter-to-quarter variations.

     Prices remain stable for Group 1’s products. Inflation directly affects Group 1’s cost structure principally in the areas of Associate compensation and benefits, occupancy and support services and supplies.

Liquidity and Capital Resources

     The Company’s working capital was $27.0 million at March 31, 2002 as compared with $29.7 million a year earlier. The current ratio was 1.6 to 1 at March 31, 2002 and 1.7 to 1 at March 31, 2001. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

     The Company provides for its funding requirements through cash generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2002. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2002 and at March 31, 2001, there were no borrowings outstanding under the line of credit.

     During fiscal 2002, net income before preferred stock dividends of $4.4 million along with non-cash expenses of $11.9 million provided a total of $16.3 million cash from operating activities. A decrease in accounts receivable increased cash by $6.4 million during the year. This decrease in receivables was due to improved cash collections and lower revenue during the year. Deferred revenues decreased cash by $0.5 million. A decrease in accrued expenses and compensation decreased cash by $2.8 million. This was due to payments of fiscal 2001 accrued corporate bonuses and other incentive compensation, which were not accrued during fiscal 2002 due to lower earnings. Other working capital items decreased cash by $0.3 million. Cash flows used in investing activities consist of expenditures for investments in software development and capital equipment of $10.2 million, $16.7 million net cash used for purchases of marketable securities and $6.1 million paid for acquisitions. Proceeds from the exercise of stock options of $0.9 million were partially offset by principal payments on capital leases and preferred dividends and the repurchase of common stock of $0.2 million for a total of $0.7 million cash provided by financing activities.

     Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

     As of March 31, 2002, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Capital Leases	$14	$14	—	—	—

Operating Leases	$31,257	$3,710	$6,773	$5,290	$15,484

Notes payable	$7,112	$3,482	$3,630	—	—

Total Contractual Cash
Obligations	$38,383	$7,206	$10,403	$5,290	$15,484

Critical Accounting Policies

     The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FR 60”), in December 2001. FR 60 requires companies to disclose those accounting policies considered most critical. Note 1 to the audited financial statements includes a summary of the Company’s significant accounting policies. Of those policies, the Company has identified the following as the most critical because they require significant judgment and estimates on the part of management in their application:

     Revenue Recognition: Revenues are primarily derived from the sale of software licenses and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the agreement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training services are deferred and recognized when the services are performed and collectibility is deemed probable.

     The amount of deferred revenue at March 31, 2002 to be recognized during the subsequent years is (in thousands):

2003	$28,833
2004	165
2005	30
2006 and beyond	2

$29,030

     Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of March 31, 2002, the Company has not incurred any losses on contracts in progress.

     Revenue from arrangements where the Company provides Web based services is recognized over the contract period. Any fees paid or costs incurred prior to the customer relationship period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent contract period, which is typically one to two years.

     Revenue from products licensed to original equipment manufacturers is recorded when products have been shipped and the appropriate documentation has been received by Group 1, provided all other revenue recognition criteria have been satisfied. Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user.

     Capitalized Software: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

     Goodwill: In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test and concluded that goodwill of its reporting units was not impaired.

     Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $12.7 million and $4.0 million at March 31, 2002 and 2001, respectively. There was no goodwill amortization expense during fiscal year 2002 in accordance with SFAS Nos. 141 and 142, as discussed above. Amortization charged to operations amounted to $526,000 and $748,000 for fiscal 2001 and 2000, respectively.

Recent Accounting Pronouncements

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of March 31, 2002, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

Our quarterly operating results may fluctuate.

     Our total revenue and operating results may vary drastically from quarter to quarter. The main factors that may affect these fluctuations are:

•	The discretionary nature of our customers’ purchase and budget cycles;

•	The potential delays in recognizing revenue from license transactions;

•	The timing of new product releases;

•	Seasonal variations in operating results;

•	Variations in the fiscal or quarterly cycles of our customers;

•	The size and complexity of our license transactions; and

•	Domestic and international business conditions.

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

We need to integrate acquisitions and manage growth successfully.

     Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and strategic alliances. Our ability to implement this strategy depends, in part, on our success in making such acquisitions and strategic alliances on satisfactory terms and successfully integrating them into our operations. These acquisitions may initially cause dilution of earnings and may impose significant strains on our management, operating systems and financial resources. Failure to manage this growth, or unexpected difficulties encountered during expansion, could have an adverse effect on our business, operating results and financial condition.

     We acquired three companies during the fiscal year and the Company’s ongoing strategy includes pursuing additional acquisitions. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, development and marketing personnel. Key personnel from the acquired companies may in the future decide to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

     Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to revenues or other operating results of the combined company, which could adversely affect our stock price

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

     The revenue growth and profitability of our business depends on the overall demand for our software products and services. Because our sales are primarily to major corporate customers our business is subject to fluctuations based on overall economic conditions. The general weakening of the global economy has caused a decrease in our software license revenues in 2002. A softening of demand for computer software caused by continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates.

     Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a long period of time. A slowdown in the economy, domestically or internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license contracts closing in the latter part of the quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition or results of operations.

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

Failure to meet regulatory requirements set by the USPS and CPC could have a negative impact on revenues.

     We are required to maintain many of our products in accordance with regulatory standards set by the U.S. and Canadian Postal authorities. Failure to meet these requirements could adversely affect our business, financial condition and results of operations.

Our expanding distribution channels may create additional risks.

     Failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition. We have a number of relationships with resellers, which assist us in obtaining broad market coverage. We have generally avoided exclusive relationships with resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts.

If we do not maintain our relationships with third party vendors, interruptions in the supply of our products may result.

     We may not be able to replace the functionality provided by the third-party software and data currently offered with our products if that software oe data becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Portions of our products incorporate software or data that was developed and is maintained by third-party software developers or data providers. Although we believe there are other sources for these products and data, any significant interruption in the suply could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties’ ability to enhance their current products and data, to develop new products and update data on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

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

     See pages 22 through 41.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Report of Independent Accountants

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
June 14, 2002

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	MARCH 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$22,936	$36,179
Short-term investments, available for sale	24,669	7,954
Trade and installment accounts receivable, less
allowance for doubtful accounts of $2,058 and $2,197	17,551	23,658
Deferred income taxes	1,718	1,731
Prepaid expenses and other current assets	3,219	3,650

Total current assets	70,093	73,172

Installment accounts receivable, long-term	263	695
Property and equipment, net	5,797	5,592
Computer software, net	22,873	18,936
Goodwill	12,686	4,004
Other assets	167	226

Total assets	$111,879	$102,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$1,977
Current portion of notes payable and capital lease obligation	3,496	74
Accrued expenses	5,857	5,819
Accrued compensation	3,732	6,549
Current deferred revenues	28,833	29,032

Total current liabilities	43,116	43,451

Notes payable and capital lease obligations, net of current	3,630	14
portion
Deferred revenues, long-term	197	544
Deferred income taxes	4,534	4,165

Total liabilities	51,477	48,174

Commitments and contingencies

Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par
value; 1,200 shares authorized; 48 shares issued and
outstanding (aggregate involuntary liquidation
preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized;
6,918 and 6,654 issued and outstanding	3,459	3,327
Additional paid-in capital	33,079	29,296
Retained earnings	28,903	24,533
Accumulated other comprehensive loss	(1,368)	(1,286)
Treasury stock, 620 and 497 shares, at cost	(4,587)	(2,335)

Total stockholders’ equity	60,402	54,451

Total liabilities and stockholders’ equity	$111,879	$102,625

See notes to consolidated financial statements. 22

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000
Revenue:
Software license and related revenue	$32,996	$40,055	$38,853
Maintenance and services	56,432	54,180	43,676

Total revenue	89,428	94,235	82,529

Cost of revenue:
Software license expense	12,051	11,292	12,302
Maintenance and service expense	20,802	20,051	15,746

Total cost of revenue	32,853	31,343	28,048

Gross profit	56,575	62,892	54,481

Operating expenses:
Research and development, net (see Note 1 for gross expenditures)	10,345	6,528	4,221
Sales and marketing	28,845	30,803	26,118
General and administrative	11,255	13,460	14,335

Total operating expenses	50,445	50,791	44,674

Income from operations	6,130	12,101	9,807
Non-operating income:
Interest income	1,589	2,533	1,184
Interest expense	(372)	(109)	(74)
Other non-operating income (expense)	(69)	457	14

Total non-operating income	1,148	2,881	1,124

Income before provision for income taxes	7,278	14,982	10,931

Provision for income taxes	2,852	6,077	4,642

Net income	4,426	8,905	6,289

Preferred stock dividend requirements	(56)	(56)	(56)

Net income available to common stockholders	$4,370	$8,849	$6,233

Basic earnings per share	$0.70	$1.46	$1.07

Diluted earnings per share	$0.63	$1.28	$1.00

Basic weighted average shares outstanding	6,237	6,059	5,802

Diluted weighted average shares outstanding	6,899	6,958	6,245

See notes to consolidated financial statements. 23

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended March 31,
	2002	2001	2000
Net income	$4,426	$8,905	$6,289

Foreign currency translation adjustments	(82)	(1,284)	(16)

Comprehensive income	$4,344	$7,621	$6,273

See notes to consolidated financial statements. 24

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity

Balance, March 31, 1999	48	$ 916	6,069	$3,034	$24,060	$ 9,451	$ 14	483	$(2,054)	$35,421

Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of
options	—	—	399	200	2,243	—	—	14	(281)	2,162
Loss on foreign currency translation	—	—	—	—	—	—	(16)	—	—	(16)
Tax benefit related to stock options	—	—	—	—	1,128	—	—	—	—	1,128
Net income	—	—	—	—	—	6,289	—	—	—	6,289

Balance, March 31, 2000	48	916	6,468	3,234	27,431	15,684	(2)	497	(2,335)	44,928

Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of
options	—	—	186	93	1,201	—	—	—	—	1,294
Loss on foreign currency translation	—	—	—	—	—	—	(1,284)	—	—	(1,284)
Tax benefit related to stock options	—	—	—	—	458	—	—	—	—	458
Issuance of warrants to acquire
common stock in exchange for
services	—	—	—	—	206	—	—	—	—	206
Net income	—	—	—	—	—	8,905	—	—	—	8,905

Balance, March 31, 2001	48	916	6,654	3,327	29,296	24,533	(1,286)	497	(2,335)	$54,451

Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of
options	—	—	264	132	2,985	—	—	118	(2,203)	914
Treasury shares purchased	—	—	—	—	—	—	—	5	(49)	(49)
Loss on foreign currency translation	—	—	—	—	—	—	(82)	—	—	(82)
Tax benefit related to stock options	—	—	—	—	489	—	—	—	—	489
Issuance of warrants for	—	—	—	—	309	—	—	—	—	309
acquisition costs
Net income	—	—	—	—	—	4,426	—	—	—	4,426

Balance, March 31, 2002	48	$ 916	6,918	$3,459	$33,079	$28,903	($1,368)	620	($4,587)	$60,402

See notes to consolidated financial statements. 25

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$4,426	$8,905	$6,289
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	8,353	9,437	10,701
Depreciation expense	2,425	2,055	1,864
Provision for doubtful accounts	225	475	1,050
Net loss on disposal of assets	29	1	15
Deferred income taxes	381	2,010	808
Tax benefit from exercises of stock options	489	458	1,128
Foreign currency transaction (gain) loss	32	(495)	—
Issuance of common stock warrants in exchange for
services	—	206	—
Changes in assets and liabilities:
Accounts receivable	6,358	(1,586)	248
Prepaid expenses and other current assets	435	(265)	(259)
Other assets	56	(49)	206
Deferred revenues	(519)	1,713	4,517
Accounts payable	(784)	98	(194)
Accrued expenses and accrued compensation	(2,761)	(1,660)	498

Net cash provided by operating activities	19,145	21,303	26,871

Cash flows from investing activities:
Purchases and development of computer software	(7,179)	(7,719)	(9,055)
Purchases of property and equipment	(3,009)	(2,302)	(2,706)
Payment for acquisitions, net of cash acquired	(6,103)	—	—
Purchases of marketable securities	(40,147)	(24,567)	(29,350)
Proceeds from sale and maturities of marketable
securities	23,432	27,872	19,562

Net cash used in investing activities	(33,006)	(6,716)	(21,549)

Cash flows from financing activities:
Proceeds from exercise of stock options	914	1,294	2,162
Repayment of principal on capital lease obligations	(74)	(109)	(100)
Dividends paid on preferred stock	(56)	(56)	(56)
Repurchase of common stock	(49)	—	—

Net cash provided by financing activities	735	1,129	2,006

Net increase (decrease) in cash and cash equivalents	(13,126)	15,716	7,328

Effect of exchange rate on cash and cash equivalents	(117)	(272)	29

Cash and cash equivalents at beginning of period	36,179	20,735	13,378

Cash and cash equivalents at end of period	$22,936	$36,179	$20,735

See notes to consolidated financial statements. 26

Group 1 Software, Inc.
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization

     The accompanying consolidated financial statements are for Group 1 Software, Inc. (“Group 1”), which was incorporated in June 1967. Unless otherwise indicated in the Notes to the consolidated financial statements, the term “Company” will refer to the operations of Group 1 and its subsidiaries. Group 1 Software, Inc. develops, acquires, markets and supports software solutions for customer communication management, data quality and direct marketing. The Company distributes all of its products in North America and its customer relationship communication solutions throughout the world.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Group 1 Software, Inc. and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

     The amount of deferred revenue at March 31, 2002 to be recognized during the subsequent years is (in thousands):

2003	$28,833
2004	165
2005	30
2006 and beyond	2

$29,030

     Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of March 31, 2002, the Company has not incurred any losses on contracts in progress.

     Revenue from arrangements where the Company provides Web-based services is recognized over the contract period. Any fees paid or costs incurred prior to the customer relationship period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent contract period, which is typically one to two years.

     Revenue from products licensed to original equipment manufacturers is recorded when products have been shipped and the appropriate documentation has been received by Group 1, provided all other revenue recognition criteria have been satisfied. Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents. Cash equivalents for the Company are solely investments in commercial paper.

Short-term Investments

     The Company classifies its short-term investments as available-for-sale. Short-term investments are comprised of debt securities with original maturities of more than three months when purchased. All securities held mature within one year of the balance sheet date. As of March 31, 2002 the Company had available-for-sale investments of $24.7 million. The Company had available-for-sale investments of $8.0 million as of March 31, 2001. The investments are adjusted to market value at the end of each accounting period. Unrealized gains and losses, net of applicable taxes, are charged or credited to accumulated other comprehensive income, a separate component of stockholders’ equity. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. To date, unrealized gains and losses have not been material. Interest income is recognized when earned.

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

Internal Use Software

     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs.” Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. As of March 31, 2002 and 2001, costs qualifying for capitalization totaled $1,180,000 and $2,171,000 net of accumulated amortization of $3,078,000 and $2,438,000, respectively. These costs are included as part of property, plant and equipment, net in the accompanying consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years, and is included in general and administrative expenses.

Research and Product Development

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. Developed and acquired software costs, net of accumulated amortization, are $22,873,000 and $18,936,000 million at March 31, 2002 and 2001, respectively, and are included in computer software, net in the accompanying consolidated balance sheets. Amortization expense related to developed and acquired software costs was $7,084,000, $8,091,000 and $9,047,000 for the years ended March 31, 2002, 2001 and 2000, respectively and is included in cost of software license revenues. During the years ended March 31, 2002, 2001 and 2000, respectively, the Company capitalized software development costs of $7,097,000, $6,736,000 and $6,834,000 and purchased software of $82,000, $983,000 and $2,221,000. Research and product development costs not subject to SFAS No. 86 are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products. Total costs for research and development, before capitalization, incurred in fiscal 2002, 2001, and 2000 were $17,442,000, $13,264,000 and $11,055,000, respectively.

Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test and concluded that goodwill of its reporting units was not impaired.

     Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $12.7 million and $4.0 million at March 31, 2002 and 2001, respectively. There was no goodwill amortization expense during fiscal year 2002 in accordance with SFAS No. 142, as discussed above. Amortization charged to operations amounted to $526,000 and $748,000 for fiscal 2001 and 2000, respectively.

Foreign Currency Translation

     The functional currency for the Company’s international subsidiary is the applicable local currency. The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders’ equity as accumulated other comprehensive income. The Company does not attempt to hedge its foreign currency exposures. Foreign currency losses of $82,000 in 2002, $1,284,000 in 2001, and $16,000 in 2000 are included in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the Company’s functional currency are included in the consolidated statements of operations.

Stock-based Compensation Plans

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and complies with the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company’s policy is to grant options with an exercise price equal to the quoted market price of the Company’s stock on the grant date. The Company’s stock-based awards issued to non-employees are accounted for under the fair value method.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the asset and liability tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. The Company does not provide for U.S. income tax liabilities on undistributed earnings of its foreign subsidiaries which are considered indefinitely reinvested.

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

Reconciliation of shares used in basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000
Weighted average shares outstanding-basic	6,237	6,059	5,802
Effect of dilutive securities:
Stock options and warrants	662	851	443
Preferred shares	—	48	—

Weighted average shares outstanding - diluted	6,899	6,958	6,245

     There were 885,000, 387,000, and 957,000 potentially dilutive common stock options and warrants in 2002, 2001 and 2000, respectively. There were additional potentially dilutive convertible preferred shares of 47,500 in 2002 and in 2000. These were not included in the earnings per share calculation due to their anti-dilutive effect.

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

     The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company’s installment receivables are predominately with clients (service bureaus) who provide data processing services to the direct marketing industry. Certain of these service bureau clients may have limited capital and insufficient assets to secure their liability to the Company. The service bureau industry is also highly competitive and subject to general economic cycles as they impact advertising and direct marketing expenditures. These customers represent approximately $0.9 million or 75% of the installment receivables balance at March 31, 2002 versus $1.8 million or 68% at March 31, 2001. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of revenue or all accounts receivable. For the years ended March 31, 2002 and 2001, no one customer accounted for 10% or more of revenue or net accounts receivable.

Impairment of Long-Lived Assets

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Based on management’s assessment as of March 31, 2002, the Company has determined that no impairment of long-lived assets exists.

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable approximate their fair value due to the short maturity of these instruments.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. To date, unrealized gains and losses on available-for-sale marketable securities have not been significant.

Segment Reporting

     Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 replaced the “industry segment” approach with the “management” approach to reporting financial information about an enterprise’s segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Recent Accounting Pronouncements

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation. In accordance with EITF No. 01-14, service revenue and service cost of revenue were increased $902,000 and $778,000 in 2001 and 2000, respectively. Software purchased for internal use, net, of $1,298,000 as of March 31, 2001 was reclassified from “Computer software, net” to “Property and equipment, net” in the consolidated balance sheet.

(2) Accounts Receivable

     Accounts receivable are comprised of the following (in thousands):

	March 31,
	2002	2001
Trade	$18,735	$23,771
Installment accounts receivable,
interest typically at 8.5% to 13%	1,137	2,779
Allowance for doubtful accounts	(2,058)	(2,197)

	17,814	24,353
Less non-current portion of
installment accounts receivable	(263)	(695)

Current portion	$17,551	$23,658

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,
	2002	2001
Prepaid expenses	$1,698	$1,649
Prepaid commissions	641	1,091
Prepaid royalties	246	352
Other current assets	634	558

	$3,219	$3,650

     Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement contracts and contracts being recognized under the percentage-of-completion method which have been deferred into future periods.

(4) Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31,
	2002	2001
Computer equipment	$8,362	$8,824
Furniture and fixtures	3,568	2,698
Leasehold improvements	1,590	1,417
Software purchased and developed
for internal use	4,257	3,177

	17,777	16,116
Less accumulated depreciation and amortization	(11,980)	(10,524)

	$5,797	$5,592

(5) Computer Software

Computer software is comprised of the following (in thousands):

	March 31,
	2002	2001
Developed software	$71,278	$64,137
Acquired software	7,252	3,359

	78,530	67,496
Less accumulated amortization	(55,657)	(48,560)

	$22,873	$18,936

(6) Accrued Expenses

Accrued expenses are as follows (in thousands):

	March 31,
	2002	2001
Accrued sales and other taxes	$1,342	$1,443
Accrued royalties	392	397
Accrued sales incentives	150	427
Income taxes payable	1,490	857
Accrued interest expense	364	—
Other accrued expenses	2,119	2,695

	$5,857	$5,819

(7) Line of Credit

     The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 2002. The line of credit bears interest at the bank’s prime rate (4.75% at March 31, 2002), or Libor (2.03% at March 31, 2002) plus 150 basis points at the Company’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2002 and March 31, 2001 there were no borrowings outstanding under the line of credit.

(8) Stockholders’ Equity

Preferred Stock

     On January 22, 1993, the Company issued Preferred Stock, par value $0.25 per share, to be designated “6% Cumulative Convertible Preferred Stock” consisting of 147,500 shares. On September 24, 1998 the Company repurchased 100,000 preferred shares and currently has 47,500 shares issued and outstanding. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock is convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of 1.5 shares of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

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

Stock Buyback Program

     In September 2001 the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of the Company’s common stock. As of March 31, 2002, the Company has repurchased 5,000 shares of common stock at a total cost of $49,000. The transactions were effected through open market purchases.

Stock Option Plans

     The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding. Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders:

Plan of 1998 for officers
and employees	448,196	$10.12	37,227

Plan of 1995 for officers
and employees	1,289,780	$11.47	368,924

Plan of 1986 for officers
and employees	95,740	$9.29	—

Plan of 1995 for
non-employee directors	221,500	$8.10	225,000

Pre-merger plan for
non-employee directors	64,050	$5.32	—

Plan of 1992 for
non-employee directors	105,000	$9.25	—

Equity compensation plans not
approved by security holders	80,500	$12.90	—

Total	2,304,766	$10.57	631,151

33

The following table summarizes information about the fixed stock options outstanding at March 31, 2002:

Ranges of exercise prices	Numbers of options outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Numbers of options exercisable	Weighted average exercise price
$3.51–$7.00	1,170,932	$ 5.98	6.35	865,520	$ 5.93
$7.01–$10.50	268,059	$ 9.02	5.93	164,801	$ 8.79
$10.51–$14.00	104,350	$12.94	9.40	20,400	$13.71
$14.01–$17.50	351,000	$15.74	7.86	85,301	$16.03
$17.51–$21.00	404,725	$19.61	8.82	106,586	$19.33
$21.01–$24.50	5,700	$22.63	7.93	2,400	$22.63

Total	2,304,766	$10.57	7.11	1,245,008	$ 8.31

Activity under the Company’s stock option plans discussed above is summarized as follows:

	Year Ended March 31,
	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding beginning of period	2,578,713	$10.99	2,158,822	$ 8.01	2,567,402	$7.63
Options exercised	(260,988)	$11.94	(185,619)	$ 6.96	(398,967)	$5.99
Options canceled	(237,409)	$15.77	(130,065)	$ 7.92	(264,649)	$6.14
Options granted	224,450	$12.86	735,575	$18.12	255,036	$6.90

Options outstanding end of period	2,304,766	$10.57	2,578,713	$10.99	2,158,822	$8.01
Options exercisable at end of period	1,245,008	$ 8.31	1,276,435	$ 9.26	1,220,973	$9.39
Weighted-average fair value of options
granted during the period		$12.66		$15.84		$6.80

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

	2002	2001	2000
Net income available to common stockholders
As reported	$4,370	$8,849	$6,233
Pro forma	$ 217	$5,377	$4,407
Basic earnings per share
As reported	$0.70	$1.46	$1.07
Pro forma	$0.03	$0.89	$0.76
Diluted earnings per share
As reported	$0.63	$1.28	$1.00
Pro forma	$0.03	$0.78	$0.71

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2002, 2001 and 2000 respectively: dividend yield of 0%, expected volatility of 107%, 110% and 116% respectively, a risk-free interest rate of 4.47%, 6.03% and 5.84% respectively, and an expected term of 4.28, 4.09 and 3.89 years respectively.

(9) Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Years Ended March 31,
	2002	2001	2000
Federal:
Current	$1,058	$1,708	$1,613
Deferred	341	1,755	1,244

	1,399	3,463	2,857

State:
Current	426	656	1,043
Deferred	161	197	(198)

	587	853	845

Foreign:
Current	866	1,729	1,178
Deferred	—	32	(238)

	866	1,761	940

	$2,852	$6,077	$4,642

The provision for income taxes varied from that computed using the statutory federal income tax rate as follows:

	Year Ended March 31,
	2002	2001	2000
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.2	4.0	5.1
Foreign taxes	(1.3)	(0.1)	(0.5)
Other, net	2.3	2.7	3.9

Effective tax rate	39.2%	40.6%	42.5%

     Deferred tax assets and liabilities which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):

	March 31,
	2002	2001
Current:
Stock options	$95	$20
Allowance for doubtful accounts	785	846
Accrued compensation	788	911
Other, net	50	(46)

Total current deferred tax assets	$1,718	$1,731

Long-term:
Deferred maintenance revenue - long-term	(62)	(212)
Capitalized software	5,090	5,079
Depreciation	(960)	(916)
Research and development tax credit	(300)	(98)
Other, net	766	312

Total long-term deferred tax liabilities	$4,534	$4,165

     The Company has consolidated research and development tax credit carry-forwards of approximately $300,000 which will expire in 2021 through 2022.

     U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries.

(10) Benefit Programs

     The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company’s employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. The Company’s contributions for the years ended March 31, 2002, 2001 and 2000 were $688,000, $548,000, and $325,000, respectively.

(11) Supplemental Cash Flow Information

     The following supplemental information summarizes the disclosures pertaining to the Statements of Cash Flows (in thousands):

	Year Ended March 31,
	2002	2001	2000
Cash paid during the year for:
Interest	$11	$110	$74
Income taxes	$1,384	$3,560	$2,613
Non-cash investing and financing activities:
Issuance of common stock warrants for services provided	—	$206	—
Mature shares tendered in payment for stock option exercises	$2,203	—	—
Notes payable issued for acquisitions	$7,112	—	—
Liabilities assumed in acquisitions	$1,393	—	—
Warrants issued in lieu of cash payments for acquisition costs	$309	—	—

(12) Commitments and Contingencies

Legal

     From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, either individually or in the aggregate, the ultimate disposition of which would have a material adverse effect on the Company.

Leasing Arrangements

     The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. Deferred rent at March 31, 2002 was $267,000.

The Company is obligated for the following minimum operating and capital lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year (in thousands):

	Operating	Capital
2003	$3,710	$14
2004	3,413	—
2005	3,360	—
2006	2,908	—
2007	2,382	—
2008 and thereafter	15,484	—

Total minimum lease payments	$31,257	$14

Amount representing interest		(—)

Net minimum lease payments		14

Current portion of capital lease obligations		(14)

Long-term portion of capital lease obligations		$—

     Total rent expense under operating leases for fiscal years ended March 31, 2002, 2001, and 2000 was $4,154,000, $3,127,000, and $3,095,000, respectively.

(13) Segment Information

     The Company has two reportable segments, Enterprise Solutions and DOC1. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table presents certain financial information relating to each reportable segment:

	Year Ended March 31,
Segment Information (in thousands)	2002	2001	2000

Revenue
Enterprise Solutions	$59,509	$59,835	$53,505
DOC1	29,919	34,400	29,024

Total revenue	$89,428	$94,235	$82,529

Gross Profit
Enterprise Solutions	$39,407	$39,350	$35,498
DOC1	17,168	23,542	19,928
Other	—	—	(945)

Total gross profit	$56,575	$62,892	$54,481

     All of the Company’s tax provisions and tax benefits are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment is $4.7 million, $5.8 million, and $6.9 million for 2002, 2001 and 2000, respectively. Amortization of capitalized software associated with the DOC1 Software segment is $2.3 million, $2.2 million, and $2.1 million for 2002, 2001 and 2000, respectively.

     Prior to April 1, 2001, all of the Company’s assets were retained and analyzed at the corporate level and were not allocated to individual segments. As of March 31, 2002, the identifiable assets of the Company’s reportable segments were as follows (in thousands):

Enterprise Solutions	$34,267
DOC1	45,233
Corporate	32,379

Total assets	$111,879

37

The changes in the carrying amount of goodwill for the twelve months ended March 31, 2002 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of April 1, 2001	$2,369	$1,635
Goodwill acquired	2,128	6,550
Effect of currency translation on goodwill	—	4

Balance as of March 31, 2002	$4,497	$8,189

	Year Ended March 31,
Geographic Area Information	2002	2001	2000
Revenue
U.S. operations	$80,557	$83,785	$75,489
European operations	13,285	16,511	13,587
Eliminations	(4,414)	(6,061)	(6,547)

Total revenue	$89,428	$94,235	$82,529

Operating income
U.S. operations	$3,490	$7,085	$6,907
European operations	2,640	5,016	2,900

Total operating income	$6,130	$12,101	$9,807

Identifiable non-current assets
U.S. operations	$36,101	$24,459
European operations	6,482	5,791
Eliminations	(797)	(797)

Total identifiable non-current assets	$41,786	$29,453

     It is management’s belief that intercompany sales between geographic areas are accounted for at prices consistent with market conditions as evidenced by unaffiliated transactions. “U.S. operations” include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue, which includes European operations and exports, were 15%, 16% and 13% of total revenue in 2002, 2001 and 2000.

(14) Business Combinations

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

     TriSense developed and marketed electronic bill presentment and payment (EBPP) software. Integration of TriSense’s PaySense EBPP offering enables the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents as well as electronic payments.

The total purchase price of $7,965,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets	$373
Liabilities assumed	(137)
Computer software	1,179
Goodwill	6,550

$7,965

     Tangible assets are being depreciated over their estimated useful lives of two to five years. Computer software is being amortized by the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated useful life of five years.

     The $6,550,000 of goodwill was assigned to the DOC1 Software segment and is expected to be deductible for tax purposes. Pursuant to the Company’s adoption of SFAS No. 142, the goodwill is not amortized, but will be periodically tested for impairment.

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

Tangible assets	$957
Liabilities assumed	(1,190)
Computer software	330
Goodwill	2,128

$2,225

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

Vision-R eTechnologies Business Combination

     On December 4, 2001, the Company acquired various assets of Vision-R eTechnologies (“Vision-R”) for $1,000,000 in cash, a $1,250,000 note payable with the present value of $1,115,000, earn-out payments over the next 36 months not to exceed $1,000,000, and $220,000 in acquisition costs. The results of operations of Vision-R have been included with those of the Company since the date of acquisition. The cash consideration was paid from the Company’s working capital. Additional earn-out consideration will be recorded at its fair value as additional cost of the acquisition when such additional consideration is earned.

     The Vision-R product, renamed DOC1 Archive, provides highly scalable electronic archive and retrieval software solutions. The acquisition adds next-generation, real-time storage, compression and high-speed retrieval of business documents to Group 1’s DOC1 customer communications management suite.

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

     The following unaudited pro forma consolidated results of operations for the twelve months ended March 31, 2002, 2001 and 2000 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2000 after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income (in thousands, except per share data):

	Twelve months ended March 31, (Unaudited)
	2002	2001	2000
Revenue	$89,785	$96,049	$84,465
Net income (loss) available to common shareholders	$3,509	$2,480	$(936)
Diluted earnings (loss) per share	$0.51	$0.36	$(0.17)
Weighted average shares outstanding	6,899	6,958	5,802

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma results do not include amortization expense of acquired goodwill.

(15) Acquired Intangible Assets

     (in thousands)

	Gross Carrying Amount	Accumulated Amortization as of March 31, 2002
Amortized intangible assets:
Computer software	$ 3,832	$ 427

Unamortized intangible assets:
Goodwill	$14,851	$ 2,165

     The aggregate amortization expense for the year ended March 31, 2002 was $427,000. The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

For year ending March 31, 2003	$ 768
For year ending March 31, 2004	$ 768
For year ending March 31, 2005	$ 768
For year ending March 31, 2006	$ 768
For year ending March 31, 2007	$ 333

40

(16) Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

     The Company adopted SFAS No. 142 as of April 1, 2001. Upon adoption, the Company ceased amortization of goodwill. The reconciliation of reported net income to the adjusted net income and adjusted earnings-per-share amounts is as follows (in thousands, except earnings-per-share amounts):

	For the Year Ended March 31,
	2002	2001	2000
Reported net income available to common stockholders	$4,370	$8,849	$6,233
Add back: Goodwill amortization	—	526	748

Adjusted net income	$4,370	$9,375	$6,981

Basic earnings per share:

Reported net income	$0.70	$1.46	$1.07
Goodwill amortization	—	0.09	0.13

Adjusted net income	$0.70	$1.55	$1.20

Diluted earnings per share:

Reported net income	$0.63	$1.28	$1.00
Goodwill amortization	—	0.08	0.12

Adjusted net income	$0.63	$1.36	$1.12

     In accordance with FAS No. 142, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment and concluded that goodwill of its reporting units was not impaired.

(17) Quarterly Financial Data (Unaudited)

     Quarterly unaudited financial information for the years ended March 31, 2002 and 2001 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In thousands, except per share data)

Fiscal Year 2002:
Revenue	$20,847	$22,294	$22,173	$24,114
Gross profit	12,231	13,985	14,508	15,851
Income before taxes	144	1,407	2,261	3,466
Net income available to common stockholders	72	941	1,338	2,019
Basic earnings per share	$0.01	$0.15	$0.21	$0.32
Diluted earnings per share	$0.01	$0.14	$0.20	$0.29

Fiscal Year 2001:
Revenue	$20,245	$22,374	$24,381	$27,235
Gross profit	12,730	14,647	16,909	18,606
Income before taxes	1,896	2,900	4,120	6,066
Net income available to common stockholders	1,117	1,690	2,367	3,675
Basic earnings per share	$0.19	$0.28	$0.39	$0.60
Diluted earnings per share	$0.16	$0.24	$0.34	$0.53

41

PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are as follows:

Name	Age	Position
James V. Manning	55	Chairman of the Board of Directors
Robert S. Bowen	64	Chief Executive Officer and Vice Chairman
Mark D. Funston	42	Executive Vice President, Chief Financial Officer
Alan P. Slater	46	President, DOC1 Division and Director
Stephen R. Bebee	48	Executive Vice President, Enterprise Solutions Division
Andrew W. Naden	44	Executive Vice President of Enterprise Solutions Division Sales and
		Corporate Marketing
Kenneth T. Chow	42	Vice President, Marketing
Timothy R. Waggoner	39	Corporate Chief Technology Officer
Edward Weiss	51	Secretary and General Counsel
Elizabeth Walter	37	Executive Vice President, Sales and Marketing, DOC1 Division
Jeffrey Deming	38	Vice President, Operations, DOC1 Division
John C. Renehan	39	Vice President, Finance
Timothy D. King	35	Vice President, Postal Affairs
Thomas S. Buchsbaum	52	Director
Richard H. Eisenberg	64	Director
James P. Marden	48	Director
Charles A. Mele	45	Director
Charles J. Sindelar	65	Director
Bruce J. Spohler	41	Director

     The Company knows of no family relationships between any of the above.

     The Board of Directors is divided into three classes. One class of the Directors is elected annually, and their terms extend until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Sindelar, Marden and Mele will expire in 2004. The terms of Messrs. Manning, Eisenberg and Spohler will expire in 2003. The terms of Messrs. Bowen, Slater and Buchsbaum will expire in 2002. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

     Mr. James V. Manning has been Chairman of the Board of the Company since February 1994 and a Director since 1992. He was Chief Executive Officer of Medical Manager, Inc., and its predecessor, from 1995 to 1998. Prior to that, he was Senior Executive Vice President - Finance of Medco Containment Services, Inc. for more than five years. Since May 1989, he has been a director of WebMD Corporation or its predecessors, Medical Manager, Inc. and Synetic Inc.

     Mr. Robert S. Bowen has been a Director and Chief Executive Officer of the Company for more than five years. Prior to the merger of Group 1 into the Company, Mr. Bowen was also Director, Chairman of the Board and Chief Executive Officer of Group 1 since January 1984.

     Mr. Mark D. Funston has been Vice President or Executive Vice President, Chief Financial Officer, of the Company since September 1996 and was a Director from December 1996 through September 1998. Prior to joining the Company, he was Divisional Chief Financial Officer for COMSAT RSI, a division of COMSAT, Inc.

     Mr. Alan P. Slater has been a Director and President, DOC1 Division, since June 2001, and prior to that Executive Vice President starting in April 1992. From October 1987 to April 1992, he was Vice President of Sales.

     Mr. Stephen R. Bebee has been Executive Vice President of the Company since January 1997. From April 1992 to December 1996 he was Vice President of Sales. From January 1991 to April 1992 he was Branch Sales Manager.

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

     Mr. Kenneth T. Chow is Vice President of Marketing and has been Vice President, Business Development and E-Commerce or Executive Director of Marketing since joining the Company in October 1999. Prior to joining the Company, Mr. Chow was Vice President of Marketing for Network Alchemy, Inc. from 1998 to 1999. Prior to that, he had assumed progressively more responsible positions in sales management, marketing and business development for One Touch Systems, Inc. from 1995 to 1998.

     Mr. Edward Weiss has been Secretary and General Counsel of the Company since January 1990.

     Mr. Timothy R. Waggoner has been Corporate Chief Technology Officer since August 2001. Prior to that he served as Chief Technology Officer since December 1999, and in various management and pre-sales representative positions since joining the Company in 1996.

     Ms. Elizabeth Walter has been Vice President of Sales, DOC1 Division, since June 1998. Prior to that, she served in other sales management and sales representative positions since joining the Company in 1990.

     Mr. Jeffrey Deming has been Vice President of Operations, DOC1 Division, since 1998. Prior to that, he served in other operational and technical-support management positions since joining the Company in 1996.

     Mr. John C. Renehan has been Vice President, Finance, of the Company since January 2001. Prior to that, he had been Controller of the Company since June 1996 and prior to that he served as Financial Analyst for the Company starting in 1995.

     Mr. Timothy D. King has been Vice President, Postal Affairs since March 2002. Prior to that, he served as Director of Product Management for e-commerce, since January 2000, and in other Product Management and customer support positions since joining the Company in November 1992.

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

     Mr. Bruce J. Spohler has been a Director since 1997. He has been Managing Director, High Yield, of CIBC Oppenheimer for more than five years.

     Mr. Thomas S. Buchsbaum has been a Director since September 1998. Since April 1997, he has been employed by Dell Computer Corporation in various Vice Presidential positions and currently serves as its Vice President of Defense and Intelligence Systems. Prior to that, for more than five years, he was Executive Vice President of Zenith Data Systems. Mr. Buchsbaum is also a Director of Dick Blick Company.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)	The following documents are filed as part of this report

1.	Consolidated Financial Statements:

The following documents are submitted in Item 8:

Page Number

Report of Independent Accountants	21

Consolidated Balance Sheets as of March 31, 2002 and 2001	22

Consolidated Statements of Operations for the years
ended March 31, 2002, 2001 and 2000	23

Consolidated Statements of Comprehensive Income for the years
ended March 31, 2002, 2001 and 2000	24

Consolidated Statements of Stockholders’ Equity for the years
ended March 31, 2002, 2001 and 2000	25

Consolidated Statements of Cash Flows for the years
ended March 31, 2002, 2001 and 2000	26

Notes to Consolidated Financial Statements for the years
ended March 31, 2002, 2001 and 2000	27

2.	Financial Statement Schedule

Report of Independent Accountants on Financial Statement
Schedule	49

Schedule II: Valuation and Qualifying Accounts for the Years
Ended March 31, 2002, 2001 and 2000	50

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

b)	Reports on form 8-K

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

Announcement of program to repurchase up to $10 million of Group 1 Software, Inc. common stock dated September 25, 2001.

Agreement for purchase and sale of assets by and between Vision-R eTechnologies, Inc. and Group 1 Software, Inc. dated December 4, 2001 (incorporated by reference to Exhibit 10.61 to the Company’s Report on Form 8-K dated December 10, 2001).

45

3.	List of Exhibits.

2.01	Agreement and Plan of Merger, dated June 23, 1998 by and between COMNET Corporation and Group 1 Software, Inc. (incorporated by reference to the Company’s Prospectus filed August 18, 1998.)

3.01	Articles of Incorporation and Bylaws, as amended —1985, (incorporated by reference to Exhibit 3.7 to Group 1’s Annual Report on Form 10-K for the year ended March 31, 1991).

3.02	Bylaws — Amended as of January 22, 1992, (incorporated by reference to Exhibit 3.8 to Group 1’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

3.03	Amendments to Certificate of Incorporation filed January 22, 1993.

3.04	Amended and Restated Certificate of Incorporation of Group 1 Software, Inc., dated November 28, 2000.

4.01	Purchase Agreement between the Company and Medco Containment Services, Inc., dated as of January 28, 1992 (incorporated by reference to Exhibit 4.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.02	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Robert S. Bowen, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.03	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and Dr. Milton Kaplan, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.04	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between Group 1 and John Spohler, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.05	Agreement Regarding Satisfaction of Debt, Release of Pledge and Issuance of Stock between the Company and Leonard J. Smith, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.51 to Group 1’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.06	Stock Option Agreement between the Company and James V. Manning, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.07	Stock Option Agreement between the Company and James Marden, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.08	Stock Option Agreement between the Company and Robert S. Bowen, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.09	Stock Option Agreement between the Company and Ronald F. Friedman, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.10	Intentionally deleted

4.11	Stock Option Agreement between the Company and Charles J. Sindelar, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.59 to the Company’s Quarterly Report on From 10-Q for the quarter ended December 31, 1991).

4.12	Agreement among the Company and Robert S. Bowen, Milton Kaplan, Leonard J. Smith and John Spohler regarding certain registration rights, dated as of January 28, 1992, (incorporated by reference to Exhibit 4.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

4.13	Certificate of Designation of 6% Convertible Preferred Stock, filed January 22, 1993.

46

4.14	1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

4.15	1995 Non-Employee Directors’ Stock Option Plan

10.01	Tax Sharing Agreement among Group 1 Software, Inc., COM-MED Systems, Inc., ADMS, Inc. and COMNET Corporation, dated April 1, 1991, (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K for the year March 31, 1991).

10.02	Indemnification Agreement between the Company and James P. Marden, (incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.03	Indemnification Agreement between the Company and Ronald F. Friedman , (incorporated by reference to Exhibit 10.108 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.04	Indemnification Agreement between the Company and Robert S. Bowen, (incorporated by reference to Exhibit 10.110 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

10.05	Indemnification Agreement, dated February 24, 1992, between COMNET Corporation and Charles A. Mele (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.06	Indemnification Agreement between COMNET Corporation and Charles J. Sindelar (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.07	Lease covering Company office facilities in Lanham, MD - 1993.

10.08	Fourth Amendment to Employment Agreement, dated as of March 1, 1994, by and between Group 1 Software, Inc., and Ronald F. Friedman (incorporated by reference to Exhibit 10.321 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.09	COMNET Corporation, Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.10	Definitive Agreement for purchase of assets of DataDesigns, Inc., dated August 23, 1995 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.11	Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.12	Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.13	Agreement for Purchase and Sale of Assets by and between Intertrak Corporation and Group 1 Software, Inc. dated September 4, 1997 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14	Agreement to repurchase preferred and common stock from Merck &Co Inc. dated September 25, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15	Amended and Restated Employment Agreement between Robert S. Bowen and Group 1 Software, Inc., dated as of July 17, 2000.

10.16	Agreement for purchase and sale of assets by and between TriSense Software, Ltd. and Group 1 Software, Inc. dated April 30, 2001 (incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 8-K dated May 14, 2001).

47

10.17	Agreement for purchase and sale of assets by and between HotData Software, Inc. and Group 1 Software, Inc. dated May 11, 2001 (incorporated by reference to Exhibit 10.60 to the Company’s Report on Form 8-K dated May 25, 2001).

10.18	Sixth Amendment to Lease to headquarters in Lanham, MD, dated March 27, 2001, by and between Group 1 Software, Inc. and Mack-Cali Realty L.P.

10.19	Agreement between the Company and Ronald F. Friedman, dated May 31, 2001.

*10.20	Agreement for purchase and sale of assets by and between Vision-R eTechnologies, Inc. and Group 1 Software, Inc. dated December 4, 2001 (incorporated by reference to Exhibit 10.61 to the Company’s Report on Form 8-K dated December 10, 2001).

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

* Filed herewith. 48

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

     Our audits of the consolidated financial statements referred to in our report dated June 14, 2002, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
McLean, Virginia
June 14, 2002

SCHEDULE II Group 1 Software, Inc. Valuation and Qualifying Accounts For the Years Ended March 31, 2002, 2001, and 2000 (in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Describe(1)	Balance at end of year
Year ended March 31, 2002
Allowance for doubtful
accounts	$2,197	$225	$(364)	$2,058
Year ended March 31, 2001
Allowance for doubtful
accounts	$3,317	$475	$(1,595)	$2,197
Year ended March 31, 2000
Allowance for doubtful
accounts	$3,383	$1,050	$(1,116)	$3,317

(1) The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year. 50

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP 1 SOFTWARE, INC.

Date: June 28, 2002	(Registrant) By:
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

——————————— Robert S. Bowen	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2002

——————————— Mark D. Funston	Executive, Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	June 28, 2002

——————————— Alan P. Slater	President, DOC1 Division and Director	June 28, 2002

——————————— James V. Manning	Chairman of the Board	June 28, 2002

——————————— Thomas S. Buchsbaum	Director	June 28, 2002

——————————— Richard H. Eisenberg	Director	June 28, 2002

——————————— James P. Marden	Director	June 28, 2002

——————————— Charles A. Mele	Director	June 28, 2002

——————————— Charles J. Sindelar	Director	June 28, 2002

——————————— Bruce J. Spohler	Director	June 28, 2002

Index of Exhibits

PAGE NUMBER

*10.20	Agreement for the purchase and sale of assets by and between Vision-R eTechnologies and Group 1 Software, Inc.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers, LLP

* Filed herewith. 52