Form 10-Q
period 2002-06-30
GROUP 1 SOFTWARE INC
filed 2002-08-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES |X|	NO |_|

Class Common Stock, $.50 par value	Shares Outstanding Effective August 7, 2002 6,953,755

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,521	$22,936
Short-term investments, available-for-sale	23,095	24,669
Trade and installment accounts receivable, less
allowance of $1,967 and $2,058	13,113	17,551
Deferred income taxes	1,629	1,718
Prepaid expenses and other current assets	3,417	3,219

Total current assets	69,775	70,093

Installment accounts receivable, long-term	211	263
Property and equipment, net	5,331	5,797
Computer software, net	23,069	22,873
Goodwill	12,707	12,686
Other assets	173	167

Total assets	$111,266	$111,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,534	$1,198
Current portion of notes payable and capital lease
obligation	3,302	3,496
Accrued expenses	5,998	5,857
Accrued compensation	4,655	3,732
Current deferred revenues	27,596	28,833

Total current liabilities	43,085	43,116

Notes payable, net of current portion	722	3,630
Deferred revenues, long-term	225	197
Deferred income taxes	4,528	4,534

Total liabilities	48,560	51,477

Commitments and contingencies	—	—
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value; 1,200 shares authorized; 48 shares issued and outstanding (aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized;
6,946 and 6,918 shares issued and outstanding	3,473	3,459
Additional paid in capital	33,329	33,079
Retained earnings	29,862	28,903
Accumulated other comprehensive income	(261)	(1,368)
Treasury stock, 622 and 620 shares, at cost	(4,613)	(4,587)

Total stockholders’ equity	62,706	60,402

Total liabilities and stockholders’ equity	$111,266	$111,879

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Month Period Ended June 30,
	2002	2001
Revenue:
Software license and related revenue	$9,877	$7,160
Maintenance and services	13,502	13,687

Total revenue	23,379	20,847

Cost of revenue:
Software license expense	4,071	2,515
Maintenance and service expense	4,274	6,101

Total cost of revenue	8,345	8,616

Gross profit	15,034	12,231

Operating expenses:
Research and development, net (see note 3)	2,742	2,401
Sales and marketing	7,510	7,397
General and administrative	3,330	2,776

Total operating expenses	13,582	12,574

Income (loss) from operations	1,452	(343)

Non-operating income:
Interest income	281	536
Interest expense	(130)	(65)
Other non-operating income (expense)	(46)	16

Total non-operating income	105	487

Income before provision for income taxes	1,557	144

Provision for income taxes	584	58

Net income	973	86

Preferred stock dividend requirements	(14)	(14)

Net income available to common stockholders	$959	$72

Basic earnings per share	$0.15	$0.01

Diluted earnings per share	$0.14	$0.01

Basic weighted average shares outstanding	6,308	6,174

Diluted weighted average shares outstanding	6,943	6,884

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$973	$86
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	2,356	1,989
Depreciation expense	594	605
Provision for doubtful accounts	150	25
Deferred income taxes	80	(46)
Tax benefit from exercises of stock options	85	363
Foreign currency transaction (gain) loss	64	(18)
Changes in assets and liabilities:
Accounts receivable	4,478	5,854
Prepaid expenses and other current assets	(177)	(167)
Other assets	(6)	153
Deferred revenues	(1,357)	(981)
Accounts payable	307	143
Accrued expenses and accrued compensation	972	(4,825)

Net cash provided by operating activities	8,519	3,181

Cash flows from investing activities:
Purchases and development of computer software	(1,842)	(2,157)
Purchases of property and equipment	(359)	(415)
Purchases of marketable securities	(4,915)	(9,150)
Sales of marketable securities	6,489	279
Payment for acquisitions, net of cash acquired	—	(4,782)

Net cash used in investing activities	(627)	(16,225)

Cash flows from financing activities:
Proceeds from exercise of stock options	153	462
Repayment of principal on long-term debt	(3,102)	(32)

Net cash provided by (used in) financing activities	(2,949)	430

Net increase (decrease) in cash and cash equivalents	4,943	(12,614)

Effect of exchange rate on cash and cash equivalents	642	(130)

Cash and cash equivalents at beginning of period	22,936	36,179

Cash and cash equivalents at end of period	$28,521	$23,435

Supplemental disclosure of non-cash investing and financing
activities:
Mature shares tendered in payment for stock option exercises	$26	$2,203

Note payable issues for acquisition	$—	$5,991

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2002	2001
Net income	$973	$86

Foreign currency translation adjustments	1,107	(198)

Comprehensive income (loss)	$2,080	$(112)

See notes to consolidated financial statements.

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated financial statements for the three months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results for the year ending March 31, 2003. The information contained in the annual report on the Form 10-K for the year ended March 31, 2002, should be referred to in connection with the unaudited interim financial information.

2. Certain prior period amounts have been reclassified to conform to current period presentation. Service revenue and service cost of revenue were each increased $123,000 in the quarter ended June 30, 2001.

3. Research and development expense, before the capitalization of computer software development costs, was $4,585,000 and $4,247,000 for the three months ended June 30, 2002 and 2001, respectively. Capitalization of computer software development costs for the three months ended June 30, 2002 and 2001 were $1,843,000 and $1,846,000, respectively.

4. Earnings per share

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended June 30,
	2002	2001
Weighted average common shares outstanding-basic	6,308	6,174
Effect of dilutive securities:
Stock options and warrants	635	710

Weighted average shares outstanding-diluted	6,943	6,884

There were 750,000 and 811,000 additional potentially dilutive common stock option and warrants in the three months ended June 30, 2002 and 2001, respectively. There were additional potentially dilutive convertible securities of 71,000 in the three months ended June 30, 2002 and 2001 which were not included in the earnings per share calculation due to their anti-dilutive effect.

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FAS44, “Accounting or Intangible Assets of Motor Carriers”. SFAS 145 also amends FAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement additionally amends other existing authoritative pronouncements to make various technical corrections, clarify earnings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for FASB Statements No. 4, 44 and 64 and effective for transactions that occurred after May 15, 2002 for FASB Statement No. 13. Early application is encouraged.

In August 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material effect on the Company’s financial position or results of operations.

5. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

6. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended June 30,
Segment Information (in thousands)	2002	2001
Revenue:
Enterprise Solutions	$16,127	$14,533
DOC1	7,252	6,314

Total revenue	$23,379	$20,847

Gross Profit:
Enterprise Solutions	$10,909	$9,111
DOC1	4,125	3,120

Total gross profit	$15,034	$12,231

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions Software segment was $1,376,000 and $1,131,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization of capitalized developed and acquired software associated with the DOC1 Software segment was $720,000 and $544,000 for the three month periods ended June 30, 2002 and 2001, respectively.

As of June 30, 2002 and March 31, 2002, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

	June 30, 2002	March 31, 2002
Enterprise Solutions	$30,397	$34,267
DOC1	31,855	32,379
Corporate	49,014	45,233

Total assets	$111,266	$111,879

The changes in the carrying amount of goodwill for the three months ended June 30, 2002 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of March 31, 2002	$ 4,497	$ 8,189
Goodwill acquired	—	—
Effect of currency translation on goodwill	—	21

Balance as of June 30, 2002	$ 4,497	$ 8,210

7. Business Combinations

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

TriSense developed and marketed electronic bill presentment and payment (“EBPP”) software. Integration of TriSense’s PaySense EBPP offering enables the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents as well as electronic payments.

On May 11, 2001, the Company acquired various assets of HotData, Inc., Ltd. (“HotData”) for $2,000,000 in cash, future payments in the amount of 10% of net revenue, as defined, generated from the HotData license and service fees over the thirty-six months following the date of closing, and $225,000 in acquisition costs. The results of operations of HotData have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital. Additional consideration to be paid based on future net revenue will be recorded at its fair value as an additional cost of the acquisition when such additional consideration is earned.

HotData provides automated batch processing for address validation, move update, and appending of various demographic and geographic data over the Internet. The combination of the HotData technology and the Company’s DataQuality.net offering created a comprehensive hosted services environment that is capable of providing the functionality of all of the Company’s core Data Quality products over the web.

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

The Vision-R product, enhanced and renamed DOC1 Archive, provides highly scalable electronic archive and retrieval software solutions. The acquisition adds next-generation, real-time storage, compression and high-speed retrieval of business documents to Group 1’s DOC1 customer communications management suite.

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2001 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2002, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

(thousands, except per share data)	Three Months Ended June 30,
	2002	2001
Revenue	$23,379	$21,019
Net income (loss) available to common shareholders	$959	$(481)
Diluted earnings (loss) per share	$0.14	$(0.08)
Weighted average shares outstanding	6,943	6,174

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

8. Acquired Intangible Assets

(in thousands)	Gross Carrying Amount	Accumulated Amortization as of June 30, 2002
Amortized intangible assets:
Computer software	$ 3,832	$ 619

Unamortized intangible assets:
Goodwill	$ 14,931	$ 2,224

The aggregate amortization expense for the three months ended June 30, 2002 was $192,000. The aggregate amortization expense for the year ended March 31, 2003 is estimated at $768,000. The following table summarizes aggregate amortization expense for each of the four succeeding fiscal years (in thousands):

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

For the three months ended June 30, 2002 and 2001, the Company had revenues of $23.4 million and $20.8 million, respectively. Net income available to common stockholders for the three months ended June 30, 2002 was $1.0 million or $0.14 diluted earnings per share compared with $0.1 million or $0.01 diluted earnings per share in the same period in the prior year. The increase in profitability for the three months ended June 30, 2002 is primarily due to increases in license revenue in both of the Company’s operating segments.

All of Group 1’s operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 69% and 70% of Group 1’s total revenue for the first fiscal quarter of 2003 and 2002, respectively. DOC1 revenue was 31% and 30% of total revenue for the first quarter of fiscal 2003 and fiscal 2002, respectively. International revenues accounted for 14% and 13% of Group 1’s total revenue in the first quarters of fiscal 2003 and 2002, respectively.

Software license and related revenue of $9.9 million for the first fiscal quarter of 2003 increased 38% from $7.2 million the same period the prior year. As a percent of total revenue, first quarter software license and related revenues were 42% in fiscal 2003 compared with 34% in fiscal 2002.

License fees from Enterprise Solutions increased 35% to $7.1 million in the three month period ended June 30, 2002 as compared with the same period in the prior year. The specifics of Enterprise Solutions license fees are discussed below.

The Company’s data quality and database marketing software license fees for the three months ended June 30, 2002 increased 35% as compared with the same period in the prior year. The increase for the three month period is primarily due to higher sales of our GeoTAX tax jurisdiction software.

License fees from DOC1 for the three months ended June 30, 2002 increased 47% to $2.8 million, from the same period in the prior year. The increase in license fees for the three month period was due to higher sales both domestically and internationally. The Company’s DOC1 Archive and DOC1 Pay products, which were not available in the first quarter of fiscal year 2002, as well as the Company’s new distribution agreement with Pitney Bowes all contributed to the increased license fees in the current year quarter.

Maintenance and service revenue was $13.5 million for the first quarter of fiscal year 2003 and $13.7 million in the prior year’s first fiscal quarter. Maintenance and service revenue accounted for 58% of total revenue for the quarter ended June 30, 2002 compared with 66% of total revenue in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.1 million for the quarter ended June 30, 2002 and $10.4 million for the same period the prior year, an increase of 6%. The increase in maintenance revenue is due to the recognition of higher level of maintenance deferrals based on higher aggregate sales from prior periods and from increased maintenance renewals based on an increase in the installed customer base in both business segments.

For the quarter ended June 30, 2002, Enterprise Solutions recognized maintenance was $8.4 million, a 2% increase over the same period in the prior year. DOC1 recognized maintenance increased 23% to $2.7 million in the quarter ended June 30, 2002 compared with the comparable period in the prior year.

Professional and educational service revenue from the Enterprise Solutions segment decreased to $0.6 million in the quarter ended June 30, 2002 from $1.1 million in the same period in the prior year. DOC1 service revenue decreased to $1.8 million in the quarter ended June 30, 2002 from $2.2 million in the same period of the prior fiscal year. The decrease in professional and educational service revenue in both segments is due to lower services revenue in the U.S. predominantly caused by companies delaying purchasing decisions in the prior fiscal year.

Total cost of revenue for the first quarter of fiscal 2003 was $8.3 million versus $8.6 million in the same period of fiscal 2002. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended June 30, 2002 to $4.1 million from $2.5 million for the same period in the prior year representing 41% and 35% of software license and related revenues, respectively. The increase in expense as a percent of software license revenue was due primarily to higher royalty expense associated with higher sales of GeoTAX and accruals of minimum royalty payments in the current quarter.

Maintenance and service expense decreased to $4.3 million in the current quarter from $6.1 million in the comparable period in fiscal 2002, representing 32% and 45% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue for the quarter was due to lower expenses associated with both customer support and professional services as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.4 million compared with $3.9 million for the comparable period in the prior year. The decrease in professional and educational service expense is due to cost reductions to size the services organization with current revenue levels.

Costs of maintenance were $1.9 million for the first fiscal quarter of 2003 representing 17% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $2.2 million, representing 21% of maintenance revenue. The decrease in expense as a percent of revenue for the first fiscal quarter is primarily due to increased maintenance revenue.

Total operating costs of $13.6 million amounted to 58% of revenue for the quarter ended June 30, 2002 compared with $12.6 million or 60% of revenue for the prior year period. The various components of operating costs are discussed below.

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

Total research and development expense before capitalization of certain development costs was $4.6 million or 20% of revenue for the three month period ended June 30, 2002 compared with $4.2 million or 20% in the prior year. Research and development expenses (after capitalization of certain software development costs) totaled $2.7 million for the first fiscal quarter of 2003 and $2.4 million for the same period of fiscal 2002, representing 12% of revenue in both periods. The increase in expense is due to increased spending on new product initiatives in both the Enterprise Solutions and DOC1 segments, along with additional expenses related to the TriSense, HotData and Vision-R acquisitions (see footnote 8 in notes to consolidated financial statements).

Sales and marketing expenses totaled $7.5 million or 32% of revenue in the first quarter of fiscal 2003 and $7.4 million or 35% in the prior year first quarter. Sales and marketing costs for Enterprise Solutions were 28% of Enterprise Solutions revenue in the first fiscal quarter of 2003 and 30% for the same period the prior year. DOC1 selling and marketing costs were 41% of DOC1 revenue for the three month period ended June 30, 2002 and 48% for the same period the prior year. The decrease in cost as a percent of revenue for the current quarter versus the prior year quarter in DOC1 was due to higher revenue in the current period.

General and administrative expenses were $3.3 million or 14% of total revenue compared with $2.8 million or 13% of revenue for the three months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses is primarily related to an increase in incentive compensation accruals and bad debt expense, partially offset by a reduction of legal expense accruals in the current period.

Net non-operating income was $0.1 million for the quarter ended June 30, 2002 as compared with $0.5 million for the same period in the prior year. This decrease represents lower interest income due to declining interest rates, interest expense on notes related to prior year acquisitions and foreign currency translation losses in the current quarter.

The Company’s effective tax rates were 37.5% and 40.1% for the three month periods ended June 30, 2002 and 2001, respectively. The current year’s rate is the net effect of a 41.5% effective tax rate on domestic taxable income and a 29.0% rate on foreign taxable income.

Critical Accounting Policies

     The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FR 60”), in December 2001. FR 60 requires companies to disclose those accounting policies considered most critical. Note 1 to the audited financial statements in the Company’s annual report on Form 10-K for the year ended March 31, 2002 includes a summary of the Company’s significant accounting policies. Of those policies, the Company has identified the following as the most critical because they require significant judgment and estimates on the part of management in their application:

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of June 30, 2002, the Company has not incurred any losses on contracts in progress.

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

Goodwill: In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2002 and concluded that goodwill of its reporting units was not impaired.

Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. There was no goodwill amortization expense during fiscal year 2003 and 2002 in accordance with SFAS Nos. 141 and 142, as discussed above.

Liquidity and Capital Resources

The Company’s working capital was $26.7 million at June 30, 2002, as compared with $27.0 million at March 31, 2002. The current ratio was 1.6 to 1 at June 30, 2002 and at March 31, 2002. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2002. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1‘s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At June 30, 2002 and at March 31, 2002, there were no borrowings outstanding under the line of credit.

For the three months ended June 30, 2002, net cash provided by operating activities was $8.5 million. This amount included net income of $1.0 million plus non-cash expenses of $3.2 million. Also included in cash provided by operating activities was a $4.5 million decrease in accounts receivable, offset by a $1.4 million decrease in deferred revenues, a $1.0 million increase in accrued expenses and accrued compensation and a $0.2 million decrease in prepaid expenses and other current and non-current assets. The decrease in accounts receivable is due to increased cash collections. Investment in purchased and developed software of $1.8 million, and capital equipment of $0.4 million and a decrease of $1.6 million in short-term investments resulted in $0.6 million used in investing activities. For the three months ended June 30, 2002, a $3.1 million principal payment related to the TriSense acquisition offset by $0.2 million in proceeds from stock option exercises resulted in $2.9 million cash used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of June 30, 2002, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$30,330	$3,636	$6,647	$8,434	$11,613

Notes payable	$4,024	$3,302	$722	—	—

Total contractual cash obligations	$34,354	$6,938	$7,369	$8,434	$11,613

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FAS44, “Accounting or Intangible Assets of Motor Carriers”. SFAS 145 also amends FAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement additionally amends other existing authoritative pronouncements to make various technical corrections, clarify earnings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for FASB Statements No. 4, 44 and 64 and effective for transactions that occurred after May 15, 2002 for FASB Statement No. 13. Early application is encouraged.

In August 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material effect on the Company’s financial position or results of operations.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of June 30, 2002, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Part II Other Information

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Mark Funston Mark Funston Chief Financial Officer August 14, 2002

17