Form 10-Q
period 2002-09-30
GROUP 1 SOFTWARE INC
filed 2002-11-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES    |X|     NO |_|

Class	Shares Outstanding Effective November 7, 2002
Common Stock, $.50 par value	7,183,005
1

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 28,263	$ 22,936
Short-term investments, available-for-sale	24,634	24,669
Trade and installment accounts receivable, less
allowance of $2,222 and $2,058	18,991	17,551
Deferred income taxes	1,744	1,718
Prepaid expenses and other current assets	3,230	3,219

Total current assets	76,862	70,093
Installment accounts receivable, long-term	168	263
Property and equipment, net	5,048	5,797
Computer software, net	22,957	22,873
Goodwill	12,713	12,686
Other assets	174	167

Total assets	$ 117,922	$ 111,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,579	$ 1,198
Current portion of notes payable and capital lease
obligation	3,302	3,496
Accrued expenses	6,262	5,857
Accrued compensation	5,735	3,732
Current deferred revenues	29,035	28,833

Total current liabilities	45,913	43,116
Notes payable, net of current portion	722	3,630
Deferred revenues, long-term	256	197
Deferred income taxes	4,503	4,534

Total liabilities	51,394	51,477

Commitments and contingencies	—	—
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value;
1,200 shares authorized; 48 shares issued and outstanding
(aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized; 7,150
and 6,918 shares issued and outstanding	3,575	3,459
Additional paid in capital	34,781	33,079
Retained earnings	31,819	28,903
Accumulated other comprehensive income	50	(1,368)
Treasury stock, 622 and 620 shares, at cost	(4,613)	(4,587)

Total stockholders’ equity	66,528	60,402

Total liabilities and stockholders’ equity	$ 117,922	$ 111,879

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2002	2001	2002	2001
Revenue:
Software license and related revenue	$ 11,329	$ 8,232	$ 21,206	$ 15,392
Maintenance and services	13,691	14,062	27,193	27,749

Total revenue	25,020	22,294	48,399	43,141

Cost of revenue:
Software license expense	3,763	2,950	7,834	5,465
Maintenance and service expense	4,105	5,359	8,379	11,460

Total cost of revenue	7,868	8,309	16,213	16,925

Gross profit	17,152	13,985	32,186	26,216

Operating expenses:
Research and development, net (see note 4)	2,812	2,691	5,554	5,092
Sales and marketing	7,738	7,386	15,248	14,783
General and administrative	3,539	2,686	6,869	5,462

Total operating expenses	14,089	12,763	27,671	25,337

	3,063	1,222	4,515	879
Income from operations
Non-operating income:
Interest income	322	441	603	977
Interest expense	(61)	(94)	(192)	(159)
Other non-operating income (expense)	(146)	(162)	(191)	(146)

Total non-operating income	115	185	220	672

Income before provision for income taxes	3,178	1,407	4,735	1,551
Provision for income taxes	1,207	452	1,791	510

	1,971	955	2,944	1,041
Net income
Preferred stock dividend requirements	(14)	(14)	(28)	(28)

Net income available to common stockholders	$ 1,957	$ 941	$ 2,916	$ 1,013

Basic earnings per share	$ 0.31	$ 0.15	$ 0.46	$ 0.16

Diluted earnings per share	$ 0.28	$ 0.14	$ 0.42	$ 0.15

Basic weighted average shares outstanding	6,387	6,242	6,348	6,209

Diluted weighted average shares outstanding	7,039	6,934	7,024	6,924

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Six Month Period Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$ 2,944	$ 1,041
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	4,683	4,282
Depreciation expense	1,077	1,241
Provision for doubtful accounts	375	175
Deferred income taxes	(61)	(189)
Net loss on disposal of assets	—	3
Tax benefit from exercises of stock options	312	368
Foreign currency transaction loss	192	109
Changes in assets and liabilities:
Accounts receivable	(1,546)	8,314
Prepaid expenses and other current assets	14	(6)
Other assets	(7)	167
Deferred revenues	79	(2,660)
Accounts payable	351	(194)
Accrued expenses and accrued compensation	2,314	(4,951)

Net cash provided by operating activities	10,727	7,700

Cash flows from investing activities:
Purchases and development of computer software	(3,705)	(4,403)
Purchases of property and equipment	(790)	(1,387)
Purchases of marketable securities	(9,209)	(12,956)
Sales of marketable securities	9,244	13,564
Payment for acquisitions, net of cash acquired	—	(4,782)

Net cash used in investing activities	(4,460)	(9,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,480	584
Repayment of principal on long-term debt	(3,102)	(45)
Dividends paid	(28)	(28)
Repurchase of common stock	—	(25)

Net cash provided by (used in) financing activities	(1,650)	486

Net increase (decrease) in cash and cash equivalents	4,617	(1,778)
Effect of exchange rate on cash and cash equivalents	710	22
Cash and cash equivalents at beginning of period	22,936	36,179

Cash and cash equivalents at end of period	$ 28,263	$ 34,423

Supplemental disclosure of non-cash investing and financing activities:
Mature shares tendered in payment for stock option exercises	$ 26	$ 2,203
Note payable issued for acquisition	—	$ 5,997
Liabilities assumed in acquisitions	—	$ 1,284
Warrants issued in lieu of cash payments for acquisition costs	—	$ 200

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2002	2001	2002	2001
Net income	$ 1,971	$ 955	$ 2,944	$ 1,041

Foreign currency translation adjustments	311	497	1,418	299

Comprehensive income	$ 2,282	$ 1,452	$ 4,362	$ 1,340

See notes to consolidated financial statements. 5

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.     The consolidated financial statements for the three and six months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the year ending March 31, 2003. The information contained in the annual report on the Form 10-K for the year ended March 31, 2002, should be referred to in connection with the unaudited interim financial information.

2.     On November 5, 2002, the Board of Directors declared a two-for-one common stock split for stockholders of record as of November 15, 2002. There was no change in the par value of the stock as a result of the split. The additional shares will be issued on or about December 2, 2002. Common stock shares outstanding, giving retroactive effect to the stock split, at September 30, 2002 and March 31, 2002 are 14,300,000 and 13,836,000, respectively (unaudited). Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows (shares in thousands):

	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2002	2001	2002	2001
Net income available to common stockholders	$1,957	$941	$2,916	$ 1,013

Basic earnings per share	$0.15	$0.08	$0.23	$ 0.08

Diluted earnings per share	$0.14	$0.07	$0.21	$ 0.07

Basic weighted average shares outstanding	12,774	12,483	12,695	12,418

Diluted weighted average shares outstanding	14,079	13,868	14,048	13,848

3.     Certain prior period amounts have been reclassified to conform to current period presentation. In accordance with Emerging Issues Task Force Issue No. 01-14, service revenue and service cost of revenue were each increased $126,000 and $249,000 in the three and six months ended September 30, 2001, respectively.

4.     Research and development expense, before the capitalization of computer software development costs, was $4,675,000 and $4,505,000 for the three months ended September 30, 2002 and 2001, respectively. Capitalization of computer software development costs for the three months ended September 30, 2002 and 2001 were $1,863,000 and $1,814,000, respectively. Research and development expense, before the capitalization of computer software development costs, was $9,260,000 and $8,752,000 for the six months ended September 30, 2002 and 2001, respectively. Capitalization of computer software development costs for the six months ended September 30, 2002 and 2001 were $3,706,000 and $3,660,000, respectively.

5.     Earnings per share

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):
	For the Three Month Period Ended September 30,		For the Six Month Period Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding-basic	6,387	6,242	6,348	6,209
Effect of dilutive securities:
Stock options and warrants	581	692	605	715
Convertible securities	71	—	71	—

Weighted average shares outstanding-diluted
	7,039	6,934	7,024	6,924

There were 757,000 and 886,000 additional potentially dilutive common stock options and warrants in the three months ended September 30, 2002 and 2001, respectively and 763,000 and 976,000 additional potentially dilutive common stock options and warrants in the six months ended September 30, 2002 and 2001, respectively. There were additional potentially dilutive convertible securities of 71,000 in the three and six months ended September 30, 2001. These potentially dilutive common stock options and warrants and convertible securities were not included in the earnings per share calculation due to their anti-dilutive effect.

6.     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement has not had a significant impact on the Company’s financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends FAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement additionally amends other existing authoritative pronouncements to make various technical corrections, clarify earnings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for FASB Statements No. 4, 44 and 64 and effective for transactions that occurred after May 15, 2002 for FASB Statement No. 13. Early application is encouraged. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

In August 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material effect on the Company’s financial position or results of operations.

7. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

8. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended September 30,		Six Months Ended September 30,
Segment Information (in thousands)	2002	2001	2002	2001

Revenue:
Enterprise Solutions	$16,915	$14,001	$33,042	$28,534
DOC1	8,105	8,293	15,357	14,607

Total revenue	$25,020	$22,294	$48,399	$43,141

Gross Profit:
Enterprise Solutions	$12,099	$ 8,612	$23,008	$17,723
DOC1	5,053	5,373	9,178	8,493

Total gross profit	$17,152	$13,985	$32,186	$26,216

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions Software segment was $1,347,000 and $1,364,000 for the three months ended September 30, 2002 and 2001 and $2,723,000 and $2,495,000 in the six months ended September 30, 2002 and 2001, respectively. Amortization of capitalized developed and acquired software associated with the DOC1 Software segment was $753,000 and $510,000 in the three months ended September 30, 2002 and 2001 and $1,473,000 and $1,054,000 in the six months ended September 30, 2002 and 2001, respectively.

As of September 30, 2002 and March 31, 2002, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

	September 30, 2002	March 31, 2002
Enterprise Solutions	$ 33,381	$ 34,267
DOC1	33,479	32,379
Corporate	51,062	45,233

Total assets	$117,922	$111,879

8
The changes in the carrying amount of goodwill for the three months ended September 30, 2002 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of March 31, 2002	$4,497	$8,189
Effect of currency translation on goodwill	—	27

Balance as of September 30, 2002	$4,497	$8,216

9. Business Combinations

On April 30, 2001, the Company acquired various assets of TriSense Software, Ltd. (“TriSense”) for $1,545,000 in cash, a promissory note with the present value of $5,997,000, and $423,000 in acquisition costs. The promissory note is payable in two installments of $3,280,000, including interest, due on each of the first and second anniversary dates of closing. The first installment was paid on April 30, 2002. The results of operations of TriSense have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital.

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

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2001 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2002, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

(thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenue	$25,020	$22,402	$48,399	$43,421
Net income available to common shareholders	$ 1,957	$ 765	$ 2,916	$ 284
Diluted earnings per share	$ 0.28	$ 0.11	$ 0.42	$ 0.04
Weighted average shares outstanding	7,039	6,934	7,024	6,924

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

10.	Acquired Intangible Assets (in thousands)

	Gross Carrying Amount	Accumulated Amortization as of September 30, 2002
Amortized intangible assets:
Computer software	$ 3,832	$ 811
Unamortized intangible assets:
Goodwill	$14,953	$2,240

The aggregate amortization expense for the three and six months ended September 30, 2002 was $192,000 and $384,000, respectively. The aggregate amortization expense for the year ended March 31, 2003 is estimated at $768,000. The following table summarizes aggregate amortization expense for each of the four succeeding fiscal years (in thousands):

For year ending March 31, 2004	$768
For year ending March 31, 2005	$768
For year ending March 31, 2006	$768
For year ending March 31, 2007	$333

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Any statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as “believes”, “is developing”, “will continue to be in the future”, “anticipates” and “expects”. Actual results may differ materially from the expectations expressed or implied in the forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

For the three months ended September 30, 2002 and 2001, the Company had revenues of $25.0 million and $22.3 million, respectively. Net income available to common stockholders for the three months ended September 30, 2002 was $2.0 million or $0.28 diluted earnings per share compared with $0.9 million or $0.14 diluted earnings per share in the same period in the prior year. For the six months ended September 30, 2002 and 2001, the Company had revenues of $48.4 million and $43.1 million, respectively. Net income available to common stockholders for the six months ended September 30, 2002 was $2.9 million or $0.42 diluted earnings per share compared with $1.0 million or $0.15 diluted earnings per share in the same period in the prior year. The increase in profitability is primarily due to increased revenue and lower maintenance and service expense in both of the Company’s operating segments.

All of Group 1’s operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 68% and 63% of Group 1’s total revenue for the second fiscal quarters of 2003 and 2002, respectively. DOC1 revenue was 32% and 37% of total revenue for the second quarters of fiscal 2003 and fiscal 2002, respectively. Enterprise Solutions revenue accounted for 68% and 66% of Group 1’s total revenue for the six months ended September 30, 2002 and 2001, respectively. DOC1 revenue was 32% and 34% of total revenue for the six months ended September 30, 2002 and 2001, respectively.

International revenues accounted for 16% and 17% of Group 1’s total revenue in the second quarters of fiscal 2003 and 2002, respectively. International revenues were 15% of Group 1’s total revenue in the first six months of both fiscal 2003 and 2002.

Software license and related revenue of $11.3 million for the second fiscal quarter of 2003 increased 38% from $8.2 million the same period the prior year. As a percent of total revenue, second quarter software license and related revenues were 45% in the second fiscal quarter of 2003 compared with 37% in fiscal 2002. Software license and related revenue was $21.2 million in the six months ended September 30, 2002, an increase of 38% over the $15.4 million in the same period of the prior fiscal year. As a percent of total revenue, software license and related revenues in the six months ended September 30, 2002 and 2001 were 44% and 36%, respectively.

License fees from Enterprise Solutions increased 75% to $7.8 million in the three month period ended September 30, 2002 as compared with the same period in the prior year. Enterprise Solutions license fees were $15.0 million in the six month period ended September 30, 2002, an increase of 53% over the prior year period. The specifics of Enterprise Solutions license fees are discussed below.

The Company’s data quality and database marketing software license fees for the three months ended September 30, 2002 increased 75% as compared with the same period in the prior year. For the six months ended September 30, 2002, data quality and database marketing software license fees increased 51% over the prior year six month period. The increase in the quarter is primarily due to higher sales of our data quality software. The increase for the six month period ended September 30, 2002 is due to higher sales of Data Quality software which includes the GeoTax product which had increased license fees of $1.7 million or 49% over the same period in the prior year.

License fees from DOC1 for the three months ended September 30, 2002 decreased 7% to $3.5 million, from the same period in the prior year, which was a second quarter record for the DOC1 division. DOC1 license fees were $6.2 million and $5.6 million in the six months ended September 30, 2002 and 2001, respectively, an increase of 11%. The decrease in license fees in the second quarter was due to lower sales of the traditional DOC1 composition product, partially offset by increased sales of DOC1 Archive and DOC1 Interactive. The Company’s DOC1 Archive and DOC1 Pay products, which were not available in the first quarter of fiscal year 2002, as well as the Company’s new distribution agreement with Pitney Bowes all contributed to the increased license fees in the first six months of the current year.

Maintenance and service revenue was $13.7 million for the second quarter of fiscal year 2003 and $14.1 million in the prior year’s second fiscal quarter. Maintenance and service revenue was $27.2 million and $27.7 million in the six months ended September 30, 2002 and 2001, respectively. Maintenance and service revenue accounted for 55% of total revenue for the quarter ended September 30, 2002 compared with 63% of total revenue in the same period in the prior year. Maintenance and service revenue accounted for 56% of total revenue in the six months ended September 30, 2002 compared with 64% of total revenue in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.2 million for the quarter ended September 30, 2002 and $11.0 million for the same period the prior year, an increase of 2%. Recognized maintenance fees included in maintenance and service revenue were $22.2 million in the six months ended September 30, 2002 and $21.4 million for the same period the prior year, an increase of 4%. The increase in maintenance revenue for the quarter is due to increased maintenance revenue from DOC1 customers, partially offset by lower maintenance revenue from customers of the Enterprise Solutions division.

For the quarter ended September 30, 2002, Enterprise Solutions recognized maintenance was $8.4 million, a 2% decrease from the same period in the prior year. Enterprise Solutions recognized maintenance was $16.7 million and $16.8 million in the six months ended September 30, 2002 and 2001, respectively. DOC1 recognized maintenance increased 17% to $2.8 million in the quarter ended September 30, 2002 compared with the comparable period in the prior year. DOC1 recognized maintenance was $5.5 million and $4.6 million in the six months ended September 30, 2002 and 2001, respectively.

Professional and educational service revenue from the Enterprise Solutions segment decreased to $0.7 million in the quarter ended September 30, 2002 from $0.9 million in the same period in the prior year. Enterprise Solutions professional and educational service revenue was $1.4 million and $2.0 million in the six months ended September 30, 2002 and 2001, respectively. DOC1 service revenue decreased to $1.8 million in the quarter ended September 30, 2002 from $2.2 million in the same period of the prior fiscal year. DOC1 service revenue was $3.6 million and $4.4 million in the six months ended September 30, 2002 and 2001, respectively. The decrease in professional and educational service revenue in both segments is due to lower sales of new installations which require integration services.

Total cost of revenue for the second quarter of fiscal 2003 was $7.9 million versus $8.3 million in the same period of fiscal 2002. Total cost of revenue was $16.2 million in the first six months of fiscal year 2003, compared with $16.9 million in the same period of the prior year. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended September 30, 2002 to $3.8 million from $3.0 million for the same period in the prior year representing 33% and 36% of software license and related revenues, respectively. Software license expense was $7.8 million and $5.5 million in the six months ended September 30, 2002 and 2001, respectively, representing 37% and 36% of software license and related revenue in both respective periods. The increase in software license expense was due primarily to an increase in royalty expense related to sales of GeoTAX and DOC1 Interactive and an increase in software amortization expense.

Maintenance and service expense decreased to $4.1 million in the current quarter from $5.4 million in the comparable period in fiscal 2002, representing 30% and 38% of maintenance and service revenue, respectively. Maintenance and service expense was $8.4 million and $11.5 million in the six months ended September 30, 2002 and 2001, representing 31% and 41% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue was due to lower expenses associated with both customer support and professional services as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.2 million for the three months ended September 30, 2002 compared with $3.1 million for the comparable period in the prior year. Professional and educational service costs were $4.6 million and $7.0 million in the six months ended September 30, 2002 and 2001, respectively. The decrease in professional and educational service expense is due to cost reductions to size the services organization with current revenue levels.

Costs of maintenance were $1.9 million for the first fiscal quarter of 2003 representing 17% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $2.2 million, representing 21% of maintenance revenue. Costs of maintenance were $3.8 million and $4.4 million in the six months ended September 30, 2002 and 2001, representing 17% and 21% of maintenance revenue, respectively. The decrease in expense as a percent of revenue is primarily due to lower customer support costs resulting from staffing decreases.

Total operating costs of $14.1 million amounted to 56% of revenue for the quarter ended September 30, 2002 compared with $12.8 million or 57% of revenue for the prior year period. Total operating costs of $27.7 million amounted to 57% of revenue for the six months ended September 30, 2002 compared with $25.3 million or 59% of revenue for the prior year six month period. The various components of operating costs are discussed below.

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

Costs of research and development, before capitalization, were $4.7 million and $4.5 million or 19% and 20% of revenue in the quarters ended September 30, 2002 and 2001, respectively. Costs of research and development, before capitalization, were $9.3 million and $8.8 million or 19% and 20% of revenue in the six months ended September 30, 2002 and 2001, respectively. Total research and development expense after capitalization of certain development costs was $2.8 million or 11% of revenue for the three month period ended September 30, 2002 compared with $2.7 million or 12% in the prior year. Research and development expenses after capitalization of certain software development cost totaled $5.6 million for the six months ended September 30, 2002 and $5.1 million for the same period of fiscal 2002, representing 11% and 12% of revenue in the six months ended September 30, 2002 and 2001, respectively. The increase in expense is due to increased spending on new product initiatives in the DOC1 segment, including expenses associated with the acquisition of the DOC1 Archive product and related development resources (see footnote 8 of notes to consolidated financial statements).

Sales and marketing expenses totaled $7.7 million or 31% of revenue in the second quarter of fiscal 2003 and $7.4 million or 33% in the prior year second quarter. Sales and marketing expenses were $15.2 million and $14.8 million in the six months ended September 30, 2002 and 2001, representing 32% and 34% of revenue, respectively. Sales and marketing expenses for Enterprise Solutions were 27% of Enterprise Solutions revenue in the second fiscal quarter of 2003 and 31% for the same period the prior year. Sales and marketing expenses for Enterprise Solutions were 27% and 31% of Enterprise Solutions revenue in the first six months of fiscal 2003 and 2002, respectively. DOC1 sales and marketing expenses were 39% of DOC1 revenue for the three month period ended September 30, 2002 and 36% for the same period the prior year. DOC1 sales and marketing expenses were 40% and 41% of DOC1 revenue in the first six months of fiscal 2003 and 2002, respectively. The decrease in cost as a percent of revenue in the Enterprise Solutions division in both the three and six month periods and in the DOC1 division in the six months ended September 30, 2002 is due primarily to increases in revenue in both divisions.

General and administrative expenses were $3.5 million or 14% of total revenue compared with $2.7 million or 12% of revenue for the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $6.9 million or 14% of total revenue compared with $5.5 million or 13% of revenue for the six months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the quarter is primarily related to an increase in incentive compensation accruals, bad debt expense and legal expenses.

Net non-operating income was $0.1 million for the quarter ended September 30, 2002 as compared with $0.2 million for the same period in the prior year. Net non-operating income was $0.2 million and $0.7 million in the six months ended September 30, 2002 and 2001, respectively. The decrease in non-operating income in both the three and six month periods ending September 30, 2002 is primarily a result of lower interest income earned due to lower interest rates.

The Company’s effective tax rates were 38% and 32% for the three month periods ended September 30, 2002 and 2001, respectively. The current year’s rate is the net effect of a 41% effective tax rate on domestic taxable income and a 29% rate on foreign taxable income. The increase in effective tax rate is due to the proportionately higher income earned in the United States in the current fiscal year.

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of September 30, 2002, the Company has not incurred any losses on contracts in progress.

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

Goodwill: In September 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2002 and concluded that goodwill of its reporting units was not impaired.

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

Liquidity and Capital Resources

The Company’s working capital was $30.9 million at September 30, 2002, as compared with $27.0 million at March 31, 2002. The current ratio was 1.7 to 1 at September 30, 2002 and 1.6 to 1 at March 31, 2002. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring November 30, 2002. The line of credit bears interest at the bank’s prime rate or Libor plus 150 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At September 30, 2002 and at March 31, 2002, there were no borrowings outstanding under the line of credit.

For the six months ended September 30, 2002, net cash provided by operating activities was $10.7 million. This amount included net income of $2.9 million plus non-cash expenses of $6.6 million. Also included in cash provided by operating activities was a $2.3 million increase in accrued expenses and accrued compensation, a $0.1 million increase in deferred revenues and a $0.3 million decrease in prepaid expenses and other current and non-current assets, offset by a $1.5 million increase in accounts receivable. The increase in accounts receivable is due to increased revenues. Investment in purchased and developed software of $3.7 million, and capital equipment of $0.8 million resulted in $4.5 million used in investing activities. For the six months ended September 30, 2002, a $3.1 million principal payment related to the TriSense acquisition offset by $1.5 million in proceeds from stock option exercises resulted in $1.6 million cash used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of September 30, 2002, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$30,205	$3,704	$ 9,723	$3,964	$12,814

Notes payable	$ 4,024	$3,302	$ 722	—	—

Total contractual cash obligations	$34,229	$7,006	$10,445	$3,964	$12,814

Recent Accounting Pronouncements

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement has not had a significant impact on the Company’s financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends FAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement additionally amends other existing authoritative pronouncements to make various technical corrections, clarify earnings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for FASB Statements No. 4, 44 and 64 and effective for transactions that occurred after May 15, 2002 for FASB Statement No. 13. Early application is encouraged. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position and results of operations.

In August 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material effect on the Company’s financial position or results of operations.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of September 30, 2002, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II Other Information

Item 1. Legal Proceedings NONE Item 2. Changes in Securities NONE Item 3. Defaults Upon Senior Securities NONE Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to, and approved by, the required vote of security holders of the Company at the Company’s annual shareholders’ meeting held on September 10, 2002:

To elect three directors to hold office until the third annual meeting of stockholders of the Company following their election and until the election and qualification of their successors.

Nominees	For	Withheld

Robert S. Bowen	5,844,638	22,518
Thomas S. Buchsbaum	5,844,638	22,518
Alan P. Slater	5,844,638	22,518

All nominees were duly elected.

In addition to the newly elected directors, the terms of office as directors of Messrs. James P. Marden, Charles J. Sindelar, Charles A. Mele, James V. Manning, Richard Eisenberg and Bruce J. Spohler continued after the meeting.

Item 5. Other Information NONE Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q.

Form 8-K filed November 6, 2002 for the declaration of a two for one stock split for shareholders of record on November 15, 2002.

18

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Robert S. Bowen Chief Executive Officer November 14, 2002

/s/ Mark Funston Chief Financial Officer November 14, 2002

19