Form 10-Q
period 2002-12-31
GROUP 1 SOFTWARE INC
filed 2003-02-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES |X|	NO |_|

Class	Shares Outstanding Effective February 7, 2003
Common Stock, $.50 par value	14,634,778

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,150	$22,936
Short-term investments, available-for-sale	13,150	24,669
Trade and installment accounts receivable, less
allowance of $2,017 and $2,058	19,890	17,551
Deferred income taxes	1,717	1,718
Prepaid expenses and other current assets	4,207	3,219

Total current assets	81,114	70,093

Installment accounts receivable, long-term	53	263
Property and equipment, net	4,676	5,797
Computer software, net	23,058	22,873
Goodwill	12,716	12,686
Other assets	193	167

Total assets	$121,810	$111,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900	$1,198
Current portion of notes payable and capital lease
obligation	377	3,496
Accrued expenses	5,609	5,857
Accrued compensation	8,004	3,732
Current deferred revenues	30,411	28,833

Total current liabilities	45,301	43,116

Notes payable, net of current portion	722	3,630
Deferred revenues, long-term	259	197
Deferred income taxes	4,464	4,534

Total liabilities	50,746	51,477

Commitments and contingencies	—	—

Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par
value; 1,200 shares authorized; 48 shares issued
(aggregate involuntary liquidation preference $950)	916	916
Common stock $0.50 par value; 50,000 shares authorized;
14,623 and 13,836 shares issued	7,311	6,918
Additional paid in capital	33,111	29,620
Retained earnings	34,146	28,903
Accumulated other comprehensive income	193	(1,368)
Treasury stock, 1,244 and 1,240 shares, at cost	(4,613)	(4,587)

Total stockholders’ equity	71,064	60,402

Total liabilities and stockholders’ equity	$121,810	$111,879

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Adjusted to reflect the 2 for 1 stock split approved by the Board of Directors on November 5, 2002)
(In thousands, except per share data)
(Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2002	2001	2002	2001
Revenue:
Software license and related revenue	$12,525	$7,938	$33,731	$23,330
Maintenance and services	14,165	14,235	41,358	41,984

Total revenue	26,690	22,173	75,089	65,314

Cost of revenue:
Software license expense	3,379	2,839	11,213	8,304
Maintenance and service expense	4,302	4,826	12,681	16,286

Total cost of revenue	7,681	7,665	23,894	24,590

Gross profit	19,009	14,508	51,195	40,724

Operating expenses:
Research and development, net (see note 5)	3,032	2,716	8,586	7,808
Sales and marketing	8,464	7,150	23,712	21,933
General and administrative	3,999	2,686	10,868	8,148

Total operating expenses	15,495	12,552	43,166	37,889

Income from operations	3,514	1,956	8,029	2,835

Non-operating income:
Interest income	276	323	879	1,300
Interest expense	(97)	(95)	(289)	(254)
Other non-operating income (expense)	(31)	77	(222)	(69)

Total non-operating income	148	305	368	977

Income before provision for income taxes	3,662	2,261	8,397	3,812

Provision for income taxes	1,321	909	3,112	1,419

Net income	2,341	1,352	5,285	2,393

Preferred stock dividend requirements	(14)	(14)	(42)	(42)

Net income available to common stockholders	$2,327	$1,338	$5,243	$2,351

Basic earnings per share	$0.18	$0.11	$0.41	$0.19

Diluted earnings per share	$0.16	$0.10	$0.37	$0.17

Basic weighted average shares outstanding	13,182	12,509	12,858	12,398

Diluted weighted average shares outstanding	14,959	13,662	14,376	13,729

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Nine Month Period Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,285	$2,393
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	7,013	6,255
Depreciation expense	1,637	1,829
Provision for doubtful accounts	575	175
Deferred income taxes	(73)	(55)
Net loss on disposal of assets	—	3
Tax benefit from exercises of stock options	1,138	398
Foreign currency transaction loss	228	32
Changes in assets and liabilities:
Accounts receivable	(2,481)	9,716
Prepaid expenses and other current assets	(958)	(374)
Other assets	(26)	219
Deferred revenues	1,423	(1,942)
Accounts payable	(330)	(690)
Accrued expenses and accrued compensation	3,910	(5,030)

Net cash provided by operating activities	17,341	12,929

Cash flows from investing activities:
Purchases and development of computer software	(5,868)	(6,187)
Purchases of property and equipment	(1,187)	(1,856)
Purchases of marketable securities	(15,279)	(23,524)
Sales of marketable securities	26,798	20,426
Payment for acquisitions, net of cash acquired	—	(5,818)

Net cash provided by (used in) investing activities	4,464	(16,959)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,721	697
Repayment of principal on long-term debt	(6,027)	(59)
Dividends paid	(28)	(28)
Repurchase of common stock	—	(49)

Net cash provided by (used in) financing activities	(3,334)	561

Net increase (decrease) in cash and cash equivalents	18,471	(3,469)
Effect of exchange rate on cash and cash equivalents	743	37
Cash and cash equivalents at beginning of period	22,936	36,179

Cash and cash equivalents at end of period	$42,150	$32,747

Supplemental disclosure of non-cash investing and financing activities:
Mature shares tendered in payment for stock option exercises	$26	$2,203
Note payable issued for acquisition	—	$7,112
Liabilities assumed in acquisitions	—	$1,350
Warrants issued in lieu of cash payments for acquisition costs	—	$305

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2002	2001	2002	2001
Net income	$2,341	$1,352	$5,285	$2,393

Foreign currency translation adjustments	143	(116)	1,561	183

Comprehensive income	$2,484	$1,236	$6,846	$2,576

See notes to consolidated financial statements.

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated financial statements for the three and nine months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the year ending March 31, 2003. The information contained in the annual report on the Form 10-K for the year ended March 31, 2002, should be referred to in connection with the unaudited interim financial information.

2. On December 10, 2002, under authorization of the Board of Directors the Company moved to redeem all of the outstanding 6% cumulative convertible preferred stock. On January 15, 2003, the holders of all 47,500 shares outstanding elected to exchange their preferred shares for 142,500 common shares in accordance with the conversion provision of the preferred stock.

3. On November 5, 2002, the Board of Directors declared a two-for-one common stock split for stockholders of record as of November 15, 2002. There was no change in the par value of the stock as a result of the split. The additional shares were issued on December 2, 2002. The effect of the stock split has been retroactively reflected in the consolidated financial statements for all periods presented.

4. Certain prior period amounts have been reclassified to conform to current period presentation. In accordance with Emerging Issues Task Force Issue No. 01-14, service revenue and service cost of revenue were each increased $140,000 and $389,000 in the three and nine months ended December 31, 2001, respectively.

5. Research and development expense, before the capitalization of computer software development costs, was $5,003,000 and $4,349,000 for the three months ended December 31, 2002 and 2001, respectively. Capitalization of computer software development costs for the three months ended December 31, 2002 and 2001 were $1,971,000 and $1,633,000, respectively. Research and development expense, before the capitalization of computer software development costs, was $14,263,000 and $13,101,000 for the nine months ended December 31, 2002 and 2001, respectively. Capitalization of computer software development costs for the nine months ended December 31, 2002 and 2001 were $5,677,000 and $5,293,000, respectively.

6. Earnings per share

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2002	2001	2002	2001
Weighted average common shares outstanding-basic	13,182	12,509	12,858	12,398
Effect of dilutive securities:
Stock options and warrants	1,635	1,153	1,376	1,331
Convertible securities	142	—	142	—

Weighted average shares outstanding-diluted	14,959	13,662	14,376	13,729

There were 11,000 and 1,830,000 additional potentially dilutive common stock options and warrants in the three months ended December 31, 2002 and 2001, respectively and 814,000 and 1,836,000 additional potentially dilutive common stock options and warrants in the nine months ended December 31, 2002 and 2001, respectively. There were additional potentially dilutive convertible securities of 142,000 in the three and nine months ended December 31, 2001. These potentially dilutive common stock options and warrants and convertible securities were not included in the earnings per share calculation due to their anti-dilutive effect.

7. In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of this Statement will be effective for the Company’s fiscal year 2003. The adoption of this Statement has not had a significant impact on the Company’s financial position and results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoptions of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim period beginning after December 15, 2002.

8. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

9. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment Information (in thousands)	2002	2001	2002	2001
Revenue:
Enterprise Solutions	$18,176	$14,280	$51,218	$42,814
DOC1	8,514	7,893	23,871	22,500

Total revenue	$26,690	$22,173	$75,089	$65,314

Gross Profit:
Enterprise Solutions	$13,731	$9,972	$36,739	$27,695
DOC1	5,278	4,536	14,456	13,029

Total gross profit	$19,009	$14,508	$51,195	$40,724

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions segment was $1,356,000 and $1,006,000 for the three months ended December 31, 2002 and 2001 and $4,079,000 and $3,501,000 in the nine months ended December 31, 2002 and 2001, respectively. Amortization of capitalized developed and acquired software associated with the DOC1 segment was $761,000 and $597,000 in the three months ended December 31, 2002 and 2001 and $2,234,000 and $1,651,000 in the nine months ended December 31, 2002 and 2001, respectively.

As of December 31, 2002 and March 31, 2002, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

	December 31, 2002	March 31, 2002
Enterprise Solutions	$33,241	$34,267
DOC1	33,145	32,379
Corporate	55,424	45,233

Total assets	$121,810	$111,879

9 The changes in the carrying amount of goodwill for the three months ended December 31, 2002 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of March 31, 2002	$4,497	$8,189
Effect of currency translation on goodwill	—	30

Balance as of December 31, 2002	$4,497	$8,219

9. Business Combinations

On April 30, 2001, the Company acquired various assets of TriSense Software, Ltd. (“TriSense”) for $1,545,000 in cash, a promissory note with the present value of $5,997,000, and $423,000 in acquisition costs. The promissory note was payable in two installments of $3,280,000, including interest, due on each of the first and second anniversary dates of closing. The first installment was paid on April 30, 2002. The second installment was paid early, on December 31, 2002, with a $30,000 discount for a total payment of $3,250,000. The results of operations of TriSense have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital.

TriSense developed and marketed electronic bill presentment and payment (“EBPP”) software. Integration of TriSense’s PaySense EBPP offering, renamed DOC1 Present and Pay, enables the Company to create an integrated solution providing digital and paper generation and delivery of customer-focused business documents as well as electronic payments.

On May 11, 2001, the Company acquired various assets of HotData, Inc., (“HotData”) for $2,000,000 in cash, future payments in the amount of 10% of net revenue, as defined, generated from the HotData license and service fees over the thirty-six months following the date of closing, and $225,000 in acquisition costs. The results of operations of HotData have been included with those of the Company since the date of acquisition. The cash consideration for the acquisition was paid from the Company’s working capital. Additional consideration to be paid based on future net revenue will be recorded at its fair value as an additional cost of the acquisition when such additional consideration is earned.

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

On December 4, 2001, the Company acquired various assets of Vision-R eTechnologies, Ltd. (“Vision-R”) for $1,000,000 in cash, a $1,250,000 note payable with the present value of $1,115,000, earn-out payments over the next 36 months not to exceed $1,000,000, and $220,000 in acquisition costs. The results of operations of Vision-R have been included with those of the Company since the date of acquisition. The cash consideration was paid from the Company’s working capital. Additional earn-out consideration will be recorded at its fair value as additional cost of the acquisition when such additional consideration is earned. As of December 31, 2002, $192,000 of additional earn-out consideration has been recorded.

The Vision-R product, enhanced and renamed DOC1 Archive, provides highly scalable electronic archive and retrieval software solutions. The acquisition adds next-generation, real-time storage, compression and high-speed retrieval of business documents to Group 1‘s DOC1 customer communications management suite.

The following unaudited pro forma consolidated results of operations for the three months ended December 31, 2001 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2002, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

(thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenue	$26,690	$22,250	$75,089	$65,671
Net income available to common shareholders	$2,327	$1,207	$5,243	$1,491
Diluted earnings per share	$0.16	$0.09	$0.37	$0.11
Weighted average shares outstanding	14,959	13,662	14,376	13,729

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

11. Acquired Intangible Assets
      (in thousands)

	Gross Carrying Amount	Accumulated Amortization as of December 31, 2002
Amortized intangible assets:
Computer software	$ 4,024	$ 1,003

Unamortized intangible assets:
Goodwill	$14,963	$ 2,247

The aggregate amortization expense for the three and nine months ended December 31, 2002 was $192,000 and $574,000, respectively. The aggregate amortization expense for the year ended March 31, 2003 is estimated at $780,000. The following table summarizes aggregate amortization expense for each of the four succeeding fiscal years (in thousands):

For year ending March 31, 2004	$817
For year ending March 31, 2005	$817
For year ending March 31, 2006	$817
For year ending March 31, 2007	$366

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

For the three months ended December 31, 2002 and 2001, the Company had revenues of $26.7 million and $22.2 million, respectively. Net income available to common stockholders for the three months ended December 31, 2002 was $2.3 million or $0.16 diluted earnings per share compared with $1.3 million or $0.10 diluted earnings per share in the same period in the prior year. For the nine months ended December 31, 2002 and 2001, the Company had revenues of $75.1 million and $65.3 million, respectively. Net income available to common stockholders for the nine months ended December 31, 2002 was $5.2 million or $0.37 diluted earnings per share compared with $2.4 million or $0.17 diluted earnings per share in the same period in the prior year. The increase in profitability is primarily due to increased revenue and lower maintenance and service expense in both of the Company’s operating segments.

All of Group 1‘s operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 68% and 64% of Group 1‘s total revenue for the third fiscal quarters ended December 31, 2003 and 2002, respectively. DOC1 revenue was 32% and 36% of total revenue for the third quarters of fiscal 2003 and fiscal 2002, respectively. Enterprise Solutions revenue accounted for 68% and 66% of Group 1‘s total revenue for the nine months ended December 31, 2002 and 2001, respectively. DOC1 revenue was 32% and 34% of total revenue for the nine months ended December 31, 2002 and 2001, respectively.

International revenues accounted for 17% and 15% of Group 1‘s total revenue in the third quarters of fiscal 2003 and 2002, respectively. International revenues were 16% and 15% of Group 1‘s total revenue in the first nine months of fiscal 2003 and 2002, respectively.

Software license and related revenue of $12.5 million for the third fiscal quarter of 2003 increased 58% from $7.9 million the same period the prior year. As a percent of total revenue, third quarter software license and related revenues were 47% in the third fiscal quarter of 2003 compared with 36% in fiscal 2002. Software license and related revenue was $33.7 million in the nine months ended December 31, 2002, an increase of 45% over the $23.3 million in the same period of the prior fiscal year. As a percent of total revenue, software license and related revenues in the nine months ended December 31, 2002 and 2001 were 45% and 36%, respectively.

License fees from Enterprise Solutions increased 78% to $8.7 million in the three month period ended December 31, 2002 as compared with the same period in the prior year. Enterprise Solutions license fees were $23.7 million in the nine month period ended December 31, 2002, an increase of 62% over the prior year period. The specifics of Enterprise Solutions license fees are discussed below.

The Company’s data quality and database marketing software license fees for the three months ended December 31, 2002 increased 78% as compared with the same period in the prior year. For the nine months ended December 31, 2002, data quality and database marketing software license fees increased 62% over the prior year nine month period. The increase in the quarter and the nine month period is due to higher sales of data quality software which includes the GeoTax product which had increased license fees of 366% and 127% over the prior year three and nine months, respectively.

License fees from DOC1 for the three months ended December 31, 2002 increased 25% to $3.8 million, from the same period in the prior year, which was a third quarter record for the DOC1 division. DOC1 license fees were $10.0 million and $8.7 million in the nine months ended December 31, 2002 and 2001, respectively, an increase of 16%. The Company’s DOC1 Archive product, which was not available in the first quarter of fiscal year 2002, as well as increased sales in Latin America were primarily responsible for the increase in revenue.

Maintenance and service revenue was $14.2 million for the third quarter of fiscal year 2003 and $14.2 million in the prior year’s third fiscal quarter. Maintenance and service revenue was $41.4 million and $42.0 million in the nine months ended December 31, 2002 and 2001, respectively. Maintenance and service revenue accounted for 53% of total revenue for the quarter ended December 31, 2002 compared with 64% of total revenue in the same period in the prior year. Maintenance and service revenue accounted for 55% of total revenue in the nine months ended December 31, 2002 compared with 64% of total revenue in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.6 million for the quarter ended December 31, 2002 and $11.0 million for the same period the prior year, an increase of 6%. Recognized maintenance fees included in maintenance and service revenue were $33.9 million in the nine months ended December 31, 2002 and $32.4 million for the same period the prior year, an increase of 5%.

For the quarter ended December 31, 2002, Enterprise Solutions recognized maintenance was $8.6 million, a 2% increase from the same period in the prior year. Enterprise Solutions recognized maintenance was $25.3 million and $25.2 million in the nine months ended December 31, 2002 and 2001, respectively. DOC1 recognized maintenance increased 16% to $3.0 million in the quarter ended December 31, 2002 compared with the comparable period in the prior year. DOC1 recognized maintenance was $8.6 million and $7.2 million in the nine months ended December 31, 2002 and 2001, respectively.

Professional and educational service revenue from the Enterprise Solutions segment decreased to $0.9 million in the quarter ended December 31, 2002 from $1.0 million in the same period in the prior year. Enterprise Solutions professional and educational service revenue was $2.2 million and $3.0 million in the nine months ended December 31, 2002 and 2001, respectively. DOC1 service revenue decreased to $1.7 million in the quarter ended December 31, 2002 from $2.2 million in the same period of the prior fiscal year. DOC1 service revenue was $5.3 million and $6.6 million in the nine months ended December 31, 2002 and 2001, respectively. The decrease in professional and educational service revenue in both segments is due to lower sales of new installations which require integration services.

Total cost of revenue for the third quarter of fiscal 2003 and 2002 was $7.7 million in both periods. Total cost of revenue was $23.9 million in the first nine months of fiscal year 2003, compared with $24.6 million in the same period of the prior year. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended December 31, 2002 to $3.4 million from $2.8 million for the same period in the prior year representing 27% and 36% of software license and related revenues, respectively. Software license expense was $11.2 million and $8.3 million in the nine months ended December 31, 2002 and 2001, respectively, representing 33% and 36% of software license and related revenue in both respective periods. The increase in software license expense in the third fiscal quarter was due primarily to an increase in amortization of capitalized development expenses. The increase in software license expense for the nine months ended December 31, 2002 was primarily due to an increase in amortization of capitalized development expenses and third party royalty expenses in the current fiscal year.

Maintenance and service expense decreased to $4.3 million in the current quarter from $4.8 million in the comparable period in fiscal 2002, representing 30% and 34% of maintenance and service revenue, respectively. Maintenance and service expense was $12.7 million and $16.3 million in the nine months ended December 31, 2002 and 2001, representing 31% and 39% of maintenance and service revenue, respectively. The decrease in expense as a percentage of revenue was due to lower expenses associated with both customer support and professional services as discussed below.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.5 million for the three months ended December 31, 2002 compared with $2.9 million for the comparable period in the prior year. Professional and educational service costs were $7.1 million and $9.9 million in the nine months ended December 31, 2002 and 2001, respectively. The decrease in professional and educational service expense is due to cost reductions to size the services organization with current revenue levels.

Costs of maintenance were $1.8 million for the third fiscal quarter of 2003 representing 16% of maintenance revenue. Costs of maintenance for the same quarter in the prior year were $1.9 million, representing 17% of maintenance revenue. Costs of maintenance were $5.6 million and $6.4 million in the nine months ended December 31, 2002 and 2001, representing 17% and 20% of maintenance revenue, respectively. The decrease in expense as a percent of revenue is primarily due to lower customer support costs resulting from staffing decreases.

Total operating costs of $15.5 million amounted to 58% of revenue for the quarter ended December 31, 2002 compared with $12.6 million or 57% of revenue for the prior year period. Total operating costs of $43.2 million amounted to 57% of revenue for the nine months ended December 31, 2002 compared with $37.9 million or 58% of revenue for the prior year nine month period. The various components of operating costs are discussed below.

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

Costs of research and development, before capitalization, were $5.0 million and $4.3 million or 19% and 20% of revenue in the quarters ended December 31, 2002 and 2001, respectively. Costs of research and development, before capitalization, were $14.3 million and $13.1 million or 19% and 20% of revenue in the nine months ended December 31, 2002 and 2001, respectively. Total research and development expense after capitalization of certain development costs was $3.0 million or 11% of revenue for the three month period ended December 31, 2002 compared with $2.7 million or 12% in the prior year. Research and development expenses after capitalization of certain software development cost totaled $8.6 million for the nine months ended December 31, 2002 and $7.8 million for the same period of fiscal 2002, representing 11% and 12% of revenue in the nine months ended December 31, 2002 and 2001, respectively. The increase in expense is due to increased spending on new product initiatives in the DOC1 segment, including expenses associated with the acquisition of the DOC1 Archive product and related development resources (see footnote 5 of notes to consolidated financial statements).

Sales and marketing expenses totaled $8.5 million or 32% of revenue in the third quarter of fiscal 2003 and $7.2 million or 32% in the prior year third quarter. Sales and marketing expenses were $23.7 million and $21.9 million in the nine months ended December 31, 2002 and 2001, representing 32% and 34% of revenue, respectively. Sales and marketing expenses for Enterprise Solutions were 27% of Enterprise Solutions revenue in the third fiscal quarter of 2003 and 29% for the same period the prior year. Sales and marketing expenses for Enterprise Solutions were 27% and 30% of Enterprise Solutions revenue in the first nine months of fiscal 2003 and 2002, respectively. DOC1 sales and marketing expenses were 41% of DOC1 revenue for the three month period ended December 31, 2002 and 37% for the same period the prior year. DOC1 sales and marketing expenses were 41% and 40% of DOC1 revenue in the first nine months of fiscal 2003 and 2002, respectively. The decrease in cost as a percent of revenue in the Enterprise Solutions division in both the three and nine month periods is due primarily to increases in revenue.

General and administrative expenses were $4.0 million or 15% of total revenue compared with $2.7 million or 12% of revenue for the three months ended December 31, 2002 and 2001, respectively. General and administrative expenses were $10.9 million or 14% of total revenue compared with $8.1 million or 12% of revenue for the nine months ended December 31, 2002 and 2001, respectively. The increase in general and administrative expenses in the quarter is primarily related to an increase in incentive compensation accruals and legal expenses.

Net non-operating income was $0.1 million for the quarter ended December 31, 2002 as compared with $0.3 million for the same period in the prior year. Net non-operating income was $0.4 million and $1.0 million in the nine months ended December 31, 2002 and 2001, respectively. The decrease in non-operating income in the three month period ending December 31, 2002 is primarily a result of currency translation gains recognized during fiscal 2002. The decrease in non-operating income in the nine month period ending December 31, 2002 is primarily a result of lower interest income and higher currency translation losses in the current fiscal year.

The Company’s effective tax rates were 36% and 40% for the three month periods ended December 31, 2002 and 2001, respectively. The current period’s rate is the net effect of a 36% effective tax rate on domestic taxable income and a 29% rate on foreign taxable income. The lower effective tax rate in the current quarter is primarily due to the higher credits for research and development in the United States.

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. During the nine months ended December 31, 2002, the Company has not incurred any losses on contracts in progress.

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

Goodwill: In September 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The Company elected to adopt SFAS No. 142 as of April 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with this Statement, the Company ceased amortization of goodwill as of April 1, 2001. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2003 and concluded that goodwill of its reporting units was not impaired.

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

Liquidity and Capital Resources

The Company’s working capital was $35.8 million at December 31, 2002, as compared with $27.0 million at March 31, 2002. The current ratio was 1.8 to 1 at December 31, 2002 and 1.6 to 1 at March 31, 2002. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004. The line of credit bears interest at the bank’s prime rate or Libor plus 140 basis points, at Group 1‘s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At December 31, 2002 and at March 31, 2002, there were no borrowings outstanding under the line of credit.

For the nine months ended December 31, 2002, net cash provided by operating activities was $17.3 million. This amount included net income of $5.3 million plus non-cash expenses of $10.5 million. Also included in cash provided by operating activities was a $3.9 million increase in accrued expenses and accrued compensation, a $1.4 million increase in deferred revenues, offset by a $0.3 million decrease in accounts payable, a $1.0 million increase in prepaid expenses and other current and non-current assets, and a $2.5 million increase in accounts receivable. The increase in accounts receivable is due to increased revenues in the current period. Investment in purchased and developed software of $5.9 million, and capital equipment of $1.2 million, offset by an $11.5 million net decrease in short-term investments in marketable securities resulted in $4.5 million provided by investing activities. For the nine months ended December 31, 2002, the $6.0 million principal payments related to the TriSense acquisition, offset by $2.7 million in proceeds from stock option exercises, resulted in $3.3 million cash used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of December 31, 2002, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating leases	$29,080	$4,145	$5,499	$4,286	$ 15,150
Notes payable	$1,099	$377	$722	—	—
Total contractual cash obligations	$30,179	$4,522	$6,221	$4,286	$ 15,150

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoptions of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim period beginning after December 15, 2002.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of December 31, 2002, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

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

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q.

Form 8-K	filed November 6, 2002 for the declaration of a two for one stock split for shareholders of record on November 15, 2002.

Form 8-K	filed December 16, 2002 for the notification of shareholders of redemption of 6% cumulative convertible preferred stock on January 15, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Robert S. Bowen Chief Executive Officer February 14, 2003 /s/ Mark Funston Chief Financial Officer February 14, 2003

Exhibit 99.1

I, Robert S. Bowen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Group 1 Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert S. Bowen Chief Executive Officer February 14, 2003

I, Mark Funston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Group 1 Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark Funston Chief Financial Officer February 14, 2003

22