Form 10-K
period 2003-03-31
GROUP 1 SOFTWARE INC
filed 2003-06-30
CIK 23055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

YES |X|               NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES |X|               NO |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $87,222,954

The number of shares of the Registrant’s Common Stock outstanding on June 18, 2003 was 15,035,438

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed with the Securities and Exchange Commission relating to Company’s 2003 Annual Meeting of Shareholders (Part III of Form 10-K).

Part I

Item 1.

Business

The Company

Group 1 Software, Inc., including its wholly owned subsidiaries (“Group 1” or the “Company”), is a leading provider of software solutions for data quality, customer communications management and direct marketing applications. Group 1 has offices throughout the United States and in Canada, the United Kingdom, continental Europe and Latin America and is also represented globally by distribution partners. Group 1 provides software solutions that enable more than 2,000 businesses to market smarter by helping them find, reach, and keep customers.

Many Group 1 products are used to help companies realize the benefits from or increase the return from their enterprise data applications including customer relationship management (CRM) systems. The Company’s data quality solutions help organizations ensure a proper foundation of information for CRM and other enterprise applications. These solutions enable businesses to ensure the integrity and usefulness of customer and prospect data through parsing, standardization, validation, matching, consolidation and enrichment.

The Company’s direct marketing applications help businesses ensure the accurate, on-time delivery of mailings, thereby increasing response rates and customer satisfaction. These solutions also help organizations to reduce mailing costs by standardizing addresses, validating postal codes and maximizing postal discounts.

Group 1’s DOC1 customer communications management suite provides integrated solutions for managing both printed and electronic customer communications. DOC1 technology enables businesses to control the entire document lifecycle, from content design, generation and presentment to archiving, retrieval and electronic payment.

The Company provides software solutions to leading organizations in the financial services, banking, retail, telecommunications, hospitality, publishing, utilities, high technology, e-business, insurance and other industries.

Group 1 markets all of its products in North America and a number of its products throughout the world. Group 1 is a leading worldwide vendor of customer communications management software and a leading vendor in North America of data quality and direct marketing software products.

Group 1 markets its data quality and direct marketing applications through a direct sales force in the United States and Canada. Customer communications management solutions are marketed directly to clients in the Americas and throughout Europe. The Company also uses distributors to supplement direct sales efforts.

The Company believes that continued growth within its core market segments can expand the market potential for its existing and future products. Contributing to the Company’s growth are the global adoption of customer-facing technologies, the increasing demand for end-to-end control over the customer communications management process, and operational requirements for enterprise-wide data quality.

Markets Served

Group 1 markets its products within a broad span of industries to meet the needs of organizations in the areas of data quality, direct marketing, and customer communications management. Group 1 addresses the direct marketing and data quality markets through its Enterprise Solutions Division, a single operating segment. Group 1 addresses the customer communications management market through a separate operating segment, its DOC1 Division.

Data Quality

The Company’s data quality solutions help businesses ensure a proper foundation for the success of CRM and other enterprise applications. These solutions enable businesses to ensure the integrity of customer and prospect data through parsing, standardization, validation, matching, and consolidation. Additionally, Group 1 applications can enrich customer data with valuable geographic, business-focused, and demographic intelligence. As a result, organizations can increase operational efficiency, make more informed business decisions, and maximize customer lifetime value. Available as software applications or via hosted services, these solutions encompass many of the Company’s direct marketing applications and can be utilized in both real-time and batch modes.

DataSight, the Company’s flagship data quality solution, provides enterprise-wide correction, validation and enhancement of customer, prospect and supplier data. With DataSight, businesses can achieve greater returns from technology investments by consolidating disparate data to achieve an accurate single customer view. During the fiscal year, Group 1 introduced DataSight RT, enabling users to ensure the accuracy of data as it enters the enterprise from a variety of real-time operational sources. These include Web servers, call centers, and order entry systems. The Company also significantly enhanced DataSight’s non-name and address data quality functionality. This was accomplished by providing out-of-the-box support for phone numbers, part numbers, dates, social security numbers, credit card numbers, email addresses and any other customer-defined data elements.

The Group 1 Data Quality Connector for Siebel can be easily integrated into Siebel Systems’ leading CRM solution to provide accurate consolidated customer and prospect data in both batch and real-time modes. A Siebel-validated solution, the Data Quality Connector identifies and merges duplicate records and validates, corrects and/or formats address data for over 220 countries and dependencies worldwide. This solution helps users more efficiently utilize customer information, thereby improving target marketing effectiveness, enhancing customer relationships and strengthening the bottom line.

Group 1’s GeoTAX system provides businesses with the most accurate solution available for the assignment of local tax jurisdictions in the United States. GeoTAX is a comprehensive solution that standardizes addresses and appends accurate state, county, municipal place, and special tax jurisdiction information to customer address records. With tax jurisdictions constantly changing and new tax jurisdiction assignment requirements mandated by federal and state laws, the potential liability resulting from inaccurate tax assignment poses a significant problem. To provide businesses with accurate address information for tax jurisdiction assignment, GeoTAX provides exclusive access to the most current taxation boundary information. To meet this most important requirement, GeoTAX features a database that tracks and updates taxation boundary files nationwide on a monthly basis.

Group 1’s HotData hosted service is a one-stop-shop for an organization’s data quality and augmentation needs, letting users verify, standardize and append customer, prospect and business data. HotData offers premium data quality and enrichment for real-time environments including Web sites and call centers as well as databases and CRM applications. This technology incorporates global address verification, the ability to update the addresses of customers who have recently moved, business profiles, geographic intelligence, area code updating and tax jurisdiction assignment. HotData now also incorporates phone append and reverse phone append, which help organizations maintain current and actionable business and consumer phone numbers.

Geographic Coding Plus helps companies turn simple customer address data into practical and powerful information. By adding highly accurate census geography data, demographic data and lifestyle data to customer addresses, Geographic Coding Plus offers businesses a gateway to increased customer and prospect understanding.

Direct Marketing

Group 1’s direct marketing applications increase target marketing effectiveness and customer satisfaction by facilitating on-time, accurate delivery of mailings, goods and services. These technologies clean, code and standardize address data, validate postal codes, presort mailings, identify and eliminate duplicate records, and update addresses of individuals who have recently moved. By using these solutions, businesses can also take advantage of substantial discounts offered by the United States Postal Service (USPS) and Canada Post Corporation (CPC) by complying with standards governing mail preparation and sortation. Furthermore, Group 1 offers the industry’s most comprehensive international direct marketing solutions - validating, correcting and/or formatting address data for over 220 countries and dependencies worldwide.

Group 1’s direct marketing applications include CODE-1 Plus, CODE-1 Plus International, Canadian CODE-1 Plus, MailStream Plus, SortStream Canada, and MOVEforward, along with many additional products that provide significant operational benefits. Group 1’s CODE-1 Plus and MailStream Plus products are, respectively, Coding Accuracy Support System (CASS)-certified and Presort Accuracy Validation and Evaluation (PAVE)-certified by the USPS. Group 1’s Canadian CODE-1 Plus and SortStream Canada are recognized under the CPC’s Software Evaluation Recognition Program (SERP) for address validation and postal presortation. To ensure data quality, CODE-1 Plus and Canadian CODE-1 Plus validate, correct, and format each address element. Among the enhancements to CODE-1 Plus are Delivery Point Validation (DPV) and Residential Delivery Indicator (RDI). DPV enables mailers to virtually eliminate undeliverable-as-addressed mail by verifying that an actual address exists, down to the apartment or suite number. RDI lets parcel shippers determine if an address is a residence or a business, letting mailers save significantly on shipping costs.

MailStream Plus and SortStream Plus give mailers the most powerful software solutions available to presort mail for the highest postal discounts offered by the USPS and CPC, respectively, for nearly every class of mail. MOVEforward accesses business and residential address changes, ensuring that communications reach the intended recipients by updating addresses for the 20% of Americans that move each year.

US mailers currently can save nearly 25% of the cost of first-class postage and up to 31% of the cost of standard mail by using MailStream Plus and CODE-1 Plus. Significant savings can also be achieved with other classes of mail. Similar benefits are provided to Canadian mailers using Group 1’s Canadian products. Canadian clients can also avoid the $0.05 per piece surcharge by demonstrating an address accuracy level of at least 95%.

CODE-1 Plus International uses postal address files obtained directly from postal administrations worldwide to validate and correct addresses for over 120 countries. For an additional 100 countries and dependencies, CODE-1 Plus International can format address data. Additionally, Group 1 is the only North American vendor partnered with the Universal Postal Union (UPU), a specialized agency of the United Nations, to incorporate the UPU’s Universal POST*CODE® DataBase. The UPU database contains locality and street-level data for all United Nations countries. Many U.S. businesses have been reluctant to conduct international direct marketing campaigns due to the historically poor quality of international address data and the complexity of dealing with such data. With CODE-1 Plus International providing highly accurate, complete address information in both batch and interactive modes, multinational direct marketing is much easier to implement.

Group 1’s data management applications, Merge/Purge Plus, Business Merge/Purge, Generalized Selection, and List Conversion Plus, provide substantial cost savings by enhancing the effectiveness of direct marketing initiatives. These technologies validate, parse, match and de-duplicate customer and prospect information for more efficient list processing and improved list hygiene. Using these products, businesses can focus marketing efforts on specific target groups based on geographic and demographic and other criteria and then can analyze response rates from specific segments of the target market.

Customer Communications Management

Group 1’s Customer Communications Management solutions provide an integrated, end-to-end solution for managing both printed and electronic customer communications. Through its core DOC1 suite, Group 1 offers businesses complete control of the document lifecycle, from content design, generation, and presentment to archiving, retrieval and electronic payment.

The Company believes that there is substantial demand for a single-source solution combining customer data with advanced document design, generation, multichannel delivery and archiving, retrieval and payment technology. Using Group 1 to develop and present millions of customer communications each month are over 500 businesses worldwide. This technology is utilized by telecommunications companies, insurance companies, brokerages, credit card processors, public utilities, health care providers, banks and others.

DOC1 is the industry’s leading enterprise-wide document generation suite and the leading single-source solution for generation of print and Web-based documents. Using DOC1, companies can market more intelligently and communicate more effectively with customers and prospects.

The DOC1 Design/Generate/Print solution enables businesses to create and deliver personalized customer communications anywhere using a single application. With this technology, businesses can combine fonts, full color images and variable data to create high-impact highly personalized communications. DOC1 Design/Generate/Print lets businesses generate output for on-line and e-commerce applications with PDF, HTML and XML. The solution also enables high-volume and on-demand printing with support for the industry’s leading print formats.

DOC1 Present permits companies to Web-enable customer documents quickly, enabling customers to view their documents online for cost-saving customer self-care. DOC1 Pay adds secure and flexible online payment capabilities that improve cash flow, reduce costs and ease customer payments. Using DOC1 Present and DOC1 Pay in tandem, businesses no longer need to deploy and maintain a separate system for electronic bill presentment and payment (EBPP).

DOC1 Interactive permits business users to create personalized, professional correspondence such as contracts, letters and policies, quickly and easily. Front-office employees can author one-to-one business correspondence through a managed Microsoft Word environment for delivery via print, e-mail, or Web browser.

DOC1 Archive provides high-speed search, retrieval and delivery of both Web and printed documents. This technology enables real-time indexing, compression, storage, and retrieval of high-resolution business documents. DOC1 Archive stores documents in their native print format, then renders them in real-time in the customer’s preferred format. The high rates of compression achieved with DOC1 Archive allow storage of multiple years of customer statements without large hardware investments. With DOC1 Archive, customer service representatives can find exact replicas of documents in less than a second, using a name or account number search, resulting in rapid and efficient call handling.

DOC1 Marketer facilitates intelligent marketing by combining data mining and powerful one-to-one messaging to enhance customer retention and improve response from marketing campaigns. This technology offers advanced, easy-to-use predictive modeling that gives marketers valuable insight into customer behavior and preferences to help pinpoint best targets for marketing campaigns.

DOC1 supports all major printing architectures and can operate in centralized, distributed or desktop environments. When integrated with Group 1’s MailStream Plus and CODE-1 Plus, DOC1 produces documents in a mail-ready sequence that qualifies for significant United States Postal Service (USPS) presorting discounts.

Products, Services and Support

Products

As of March 31, 2003, Group 1 offered over 50 software products that run on more than 20 different operating systems and hardware platforms. Group 1’s products each can operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated solution that can be tailored to a client’s requirements.

Most products of the Enterprise Solutions Division and DOC1 Division are offered in a platform independent format, enabling operation on all major mainframe, Unix and Microsoft platforms. This approach provides consistent performance across the enterprise, regardless of computer platform, and allows users to migrate from one platform to another without lost productivity or added training.

Professional Services

Group 1’s broad range of professional services includes data profiling, data migration, integration with other systems, document analysis, consultation and design, installation and training, and file conversion. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other operational areas. Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, are provided at the client’s location. These services are also offered at Group 1 training facilities throughout the U.S. and in the United Kingdom.

Support

Effective support of our customers and products has been a substantial factor in Group 1’s success to date and will continue to be in the foreseeable future. Customer support is primarily provided by telephone for assistance in product installation and problem resolution. Automated call tracking, client-specific call routing, regular electronic communications, and on-line discussion bulletin board services via the technical support Web site are also provided for customers utilizing Group 1’s maintenance and enhancement program. On-site visits by qualified company personnel are also available, if necessary. Other offerings include product and related data file downloads via the corporate Web site, e-mail support, integration support, and premium support plans.

Group 1 customers are afforded educational opportunities through our Annual User’s Conference and over 20 local User Groups. In addition, two National User Groups advise Group 1 on a variety of issues. The thirty-member National User Group for the Enterprise Solutions Division includes a cross-section of customers representing various platforms, products, and industries. The Customer Communications Management Division has its own User’s Group that meets twice a year. Group 1 Software Europe also has modem links with many of its customers to provide high levels of mission-critical support.

With its product licenses, Group 1 offers an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation. The education department offers educational and training seminars specific to Group 1 products.

In the fiscal years ended March 31, 2003, 2002 and 2001, maintenance and enhancement fees represented approximately 44%, 49%, and 42%, respectively, of Group 1’s revenue.

Customers

Group 1’s customer base includes approximately 2,000 clients who have licensed one or more of its products. Group 1 provides software solutions to corporate leaders in a variety of industry segments, as indicated by the following brief list of customers:

Insurance and Financial Services • American Express • Citicorp • Lehman Brothers • Bank of Ireland • Banco Itau (Brazil) • Charles Schwab • ABN Amro • Bank of America • CIGNA	Utilities • Entergy • Pacific Gas and Electric • Scottish Power • London Electricity Direct Marketers • Publishers Clearinghouse • Lands End • QVC

Retailers • U.S. Postal Service • J.C. Penney • L.L. Bean • Neiman Marcus • Sears Telecommunications • AT&T • Saudi Telecom • Verizon	Government and Non-profit • Internal Revenue Service • U.S. Senate • AARP • Veterans Administration E-Business • CyberSource • NetFlix • EarthLink

No customer accounts for more than 10% of the Company’s revenue.

Licensing

Most Group 1 products are licensed on a perpetual “right to use” basis pursuant to non-exclusive license agreements, except for certain products that incorporate third-party databases and are licensed on an annual basis. Group 1 does not sell or transfer title to its software products to clients. A client is generally entitled to use a product only for internal purposes on a single computer at a single location. Group 1 offers its customers a wide variety of license agreements, from single user to enterprise-wide. Certain postal products are required under USPS and CPC regulations (CASS and SERP, respectively) to have defined expiration dates (quarterly or monthly). These products must be under subscription or re-licensing arrangements with Group 1 to continue to qualify for postal discounts.

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

Sales and Marketing

Group 1 markets all of its software products in North America and Europe through a direct sales and sales support organization of over 100 Associates located in the Americas and Europe. To serve existing clients and to attract new customers, Group 1 has eleven regional sales and support offices in North America. Two of these are in the Washington, DC area and others are in the New York City, Chicago, Los Angeles, Atlanta, Dallas, Minneapolis, Miami, Austin, and Toronto, Canada areas. Group 1’s European headquarters is located in the London metropolitan area, with regional offices in Italy, Germany, Denmark and the Netherlands.

The Group 1 sales organization is supported by a comprehensive marketing program administered from Group 1’s Maryland headquarters. Marketing is conducted through direct mail, print advertising, an active Web site, trade show exhibitions, speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including media relations and industry analyst briefings.

Group 1’s domestic distributors and partners include PeopleSoft, Siebel Systems, BEA, Bearing Point, Pitney Bowes, SPL Worldgroup, Cap Gemini Ernst and Young, IBM, Amdocs, Xerox, Portal, CSC, Daleen, USHA, Software Spectrum, CommercialWare, CSG, Convergys, Systems Research and Development (SRD), Indus, ProQuest and others. Through its Group 1 Software Europe subsidiary, Group 1 has entered into software distribution and support agreements for the DOC 1 product suite with partner distribution companies throughout Europe. International distributors of Group 1’s products include Pitney Bowes, Xerox, IBM, Amdocs, OBIMD, Business Document, Accenture, Digital Planet, IMDEA, SIGIL, Unitel, Convergys, Intellia, MSI Business Solutions and Document Dialog. Group 1 has entered into agreements to distribute products from a number of leading software and hardware vendors. Group 1 distributes products manufactured by iWay, UNICA Technologies, Business Document, Sigaba, and licenses data maintained by USPS, CPC, UPU, Telematch, GDT and others.

Product Development

The software and service industry is characterized by rapid changes in hardware and software technology and in user needs, requiring a continual expenditure for product development. Businesses are also placing emphasis on products and services that can be deployed across the enterprise and in real-time. Technology trends such as the increasing adoption of XML and Web services require constant evaluation. These operational requirements and technology trends in conjunction with input received from existing customers will continue to guide Group 1’s product and technology direction for the foreseeable future.

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

Quality assurance testing of Group 1’s new or enhanced products is conducted by teams of experienced individuals under the direction of testing specialists. Whether the product or technology is developed internally or acquired from another company, Group 1 considers it important to control the marketing, distribution, enhancement and future direction of each of its products and technologies.

Significant investment was made during the year in new software development, which in the Enterprise Solutions division focused on improving the core data quality technology to take advantage of the opportunities that Group 1 believes to exist. During the year, the Company released a new version of DataSight, its flagship data quality solution. Significant enhancements included strengthened non-name and address support and a reengineered user interface. Group 1 also updated the Data Quality Connector for Siebel, which provides robust data quality technology to users of the leading CRM solution. Additionally, the Company recently introduced the Universal Coder. This solution offers a single interface incorporating Group 1’s industry-leading United States, Canadian, and global address validation, correction and standardization technologies. The Universal Coder is the first offering built on Group 1’s new enterprise class architecture.

During fiscal 2003, Group 1 released product updates for its regulatory products that enabled the Company’s customers in the U.S. and Canada to meet all requirements of the USPS and CPC and continue to benefit from substantial postal discounts. The Company also introduced two new components of its CODE-1 Plus address data quality solution - Delivery Point Validation (DPV) and Residential Delivery Indicator (RDI). DPV provides even greater address accuracy while RDI enables parcel shippers to save significantly on mailing costs.

Substantial investments were also made in all DOC1 products, most notably the updating of the DOC1 suite. Enhancements to the suite include the introduction of a tightly integrated document repository that permits businesses to manage both printed and Web-enabled documents in a single system. Additionally, users of other document composition technologies can now utilize DOC1 Present, DOC1 Pay and DOC1 Archive, opening additional markets for these products.

Competition

The software and service industry is highly competitive, and little published data is available regarding Group 1’s relative position in the markets in which it operates. Although no major competitor currently competes against Group 1 across its entire product line, competitive products are available from a number of different vendors offering features similar to those of Group 1’s products. Group 1’s existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 markets. In addition, many potential clients for Group 1’s products have in-house capabilities to develop computer software programs that can provide some or all of the functionality of Group 1’s products.

Group 1 believes that the Company has principal, distinguishing competitive factors in the selection of its software products. These include price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, ease of integration of the product line and the Company’s financial strength. Group 1 believes that it competes favorably with regard to these factors. A major competitive asset is that Group 1 offers a comprehensive array of complementary products that ensure enterprise data quality, enhance the value of corporate data and provide end-to-end management of the customer communications process. Group 1’s primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Intangible Asset Protection

Group 1 regards its software, in source and object code, related manuals and documentation as proprietary. The Company relies upon a combination of contract, trade secret, patents and copyright laws to protect its products. The license agreements under which clients use Group 1’s products often restrict the client’s use to its own operations and always prohibit unauthorized disclosure to third persons. Notwithstanding these, it may be possible for other persons to obtain copies of Group 1’s products. Furthermore, with the increasing number of patents issued for computer programming, notwithstanding Group 1’s efforts to assure to the contrary, Group 1 may in the future find that it has inadvertently infringed on a newly issued patent. Changes in the technology industry and changes in postal regulations that affect several core products occur frequently and rapidly. The Company believes that copyright, patent, and trade secret protection are less significant than factors such as the knowledge and experience of its personnel and their ability to develop, enhance, market and acquire new products.

Group 1 has U.S. federal registrations on over 25 trademarks, including CODE-1 Plus, DOC1, Group 1 Software, GeoTAX, HotData and Model1. The Company also has registrations in Australia, Canada, Chile, the European Union, Japan and South Korea for selected trademarks. In addition, Group 1 maintains over 35 U.S. common law trademarks.

Employees

As of March 31, 2003, the Company employed 465 persons on a full-time basis, of whom 367 were based in the United States and 98 were based internationally. Of the total, 121 were engaged in sales and marketing, 203 in product development and support, 56 in professional services, 24 in information technology and 61 in finance and administration. None of the Company’s Associates is represented by a labor union. The Company has not experienced any work stoppages and believes its employee relations to be good.

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

None.

PART II

Item 5.

Market for Registrant’s Common Stock and Related Stockholder Matters

The trading of the common stock of the Company is reported on the NASDAQ National Market System under the symbol GSOF. The table below sets forth the highest and lowest closing prices between dealers for the quarters indicated and reflects the 2 for 1 stock split effected by the Company in November 2002. These prices, as reported by NASDAQ, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

Quarterly Closing Common Stock Prices

Fiscal 2003	High	Low	Fiscal 2002	High	Low

First quarter ended June 30, 2002	$7.50	$6.63	First quarter ended June 30, 2001	$9.30	$5.05
Second quarter ended September 30, 2002	$7.25	$6.50	Second quarter ended September 30, 2001	$9.83	$4.98
Third quarter ended December 31, 2002	$15.00	$7.00	Third quarter ended December 31, 2001	$8.20	$4.38
Fourth quarter ended March 31, 2003	$18.24	$12.06	Fourth quarter ended March 31, 2002	$8.27	$6.50

No cash dividends have been paid on the Company’s common stock. The Company paid dividends on the 6% Cumulative Convertible Preferred Stock through January 14, 2003, when each preferred share outstanding was exchanged for three common shares (see Note 8 in the notes to the consolidated financial statements included in Item 8). The Board of Directors intends to retain, for the foreseeable future, the Company’s earnings for use in the development of the business.

At June 15, 2003, there were approximately 3,500 holders of record of the Company’s common stock, including persons who wish to be identified as having an interest in shares held or recorded in “street name” with broker-dealers.

The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding. Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant. The options vest over a five year period, 20% each year on the anniversary of the grant date.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
Plan of 1998 for officers and employees	701,480	$6.81	4,184
Plan of 1995 for officers and employees	2,529,608	$7.42	377,048
Plan of 1986 for officers and employees	24,450	$4.92	—
Plan of 1995 for non-employee directors	471,000	$4.49	390,000
Pre-merger plan for non-employee directors	73,170	$2.69	—
Plan of 1992 for non-employee directors	210,000	$4.61	—
Equity compensation plans not approved by security holders(1)	169,000	$6.96	—

Total	4,178,708	$6.73	771,232

______________

As of March 31, 2003, equity compensation plans not approved by security holders consisted of outstanding warrants to purchase 169,000 shares of Common Stock. The following summarizes information about the outstanding warrants:

During fiscal 2001, the Company issued warrants to purchase 90,000 shares of Common Stock in exchange for advisory and acquisition related investment banking services. These warrants expire on June 26, 2005.

During fiscal 2002, the Company issued warrants to purchase 6,000 shares of Common stock in exchange for consulting services. These warrants expire on June 26, 2005.

From October 15, 1997 to March 31, 2003, the Company issued warrants to purchase 75,000 shares of Common Stock as compensation for Board of Director services.  As of March 31, 2003, warrants to purchase 75,000 were outstanding. These warrants vest over five years and have a fifteen-year expiration period.

All warrants described above were issued at the current market prices on the date of issue.

Item 6.

Selected Consolidated Financial Data

The following selected consolidated financial data should be read in connection with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

(In thousands except per share amounts)	Year Ended March 31,

	2003	2002	2001	2000	1999

Statement of Earnings Data:
Revenue	$104,252	$89,428	$94,235	$82,529	$65,291
Income before provision for income taxes and minority interest	$13,362	$7,278	$14,982	$10,931	$5,171
Net income available to common stockholders	$8,716	$4,370	$8,849	$6,233	$2,971
Basic earnings per share	$0.67	$0.35	$0.73	$0.54	$0.28
Basic weighted average shares outstanding	13,029	12,474	12,118	11,604	10,528
Diluted earnings per share	$0.59	$0.32	$0.64	$0.50	$0.28
Diluted weighted average shares outstanding	14,621	13,798	13,916	12,490	10,634

Balance Sheet Data:
Cash, cash equivalents and short-term investments, available for sale	$64,187	$47,605	$44,133	$31,994	$14,849
Working capital	$39,761	$26,977	$29,721	$17,101	$7,793
Total assets	$130,376	$111,879	$102,625	$93,067	$77,799
Notes payable and capital lease obligations, excluding current portion	$350	$3,630	$14	$88	$198
Stockholders’ equity	$75,560	$60,402	$54,451	$44,928	$35,421

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Forward-looking Statements

Any statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as “believes”, “is developing”, “will continue to be in the future”, “anticipates” and “expects”. Actual results may differ materially from the expectations expressed or implied in the forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

Fiscal 2003 as Compared with Fiscal 2002

For the year ended March 31, 2003, Group 1’s revenue was $104.3 million compared with $89.4 million for the prior year. Group 1’s net income available to common stockholders for the year increased 99% to $8.7 million from $4.4 million for fiscal 2002. The increase in profitability is attributed to increased revenue in both the Enterprise Solutions and DOC 1 segments, partially offset by higher costs of license in each segment and higher operating costs.

All of Group 1’s operations are in the two business segments defined as the Enterprise Solutions division and DOC1 division. Enterprise Solutions revenue accounted for 68% and 67% of Group 1’s total revenue in fiscal 2003 and fiscal 2002, respectively. DOC1 revenue was 32% and 33% of total revenue for fiscal 2003 and fiscal 2002, respectively. International revenues accounted for 16% and 15% of Group 1’s total revenue in fiscal 2003 and fiscal 2002, respectively.

Software license fees and related revenue of $48.5 million increased 47% from the prior year. As a percentage of total revenue, software license and related revenue was 46% and 37% for fiscal years 2003 and 2002, respectively. The increase was due to higher license fee revenue in both business segments as further described below.

The Enterprise Solutions segment’s data quality/direct marketing software license fees increased 57% for fiscal year 2003 compared with fiscal year 2002. Sales of GeoTAX as well as the Company’s newest Data Quality offerings, DataSight and the Seibel Data Quality Connector contributed to the revenue increase from fiscal 2002.

License revenue from DOC1 software increased by 28% in fiscal 2003 over the prior fiscal year. The increase was due to higher licensing revenue both domestically and internationally. The increase in international license fees was in both Latin America and Europe. Increased sales of the Company’s new DOC1 Archive product contributed significantly to the year over year increase both domestically and internationally.

Maintenance and services revenue of $55.8 million for the year decreased 1% from the prior year because of decreases in services revenue as described below. Maintenance and service revenue accounted for 54% and 63% of total revenue in fiscal 2003 and fiscal 2002, respectively. Recognized maintenance fees were $45.7 million in fiscal 2003 and $43.6 million in fiscal 2002, an increase of 5%. Professional service and educational training revenues were $10.1 million in fiscal 2003 and $12.8 million in fiscal 2002, a decrease of 21%.

Enterprise Solutions recognized maintenance revenue increased 1% over the prior year to $33.9 million. DOC1 recognized maintenance revenue increased 19% to $11.8 million in fiscal 2003. The increase in DOC 1 maintenance revenue is due to recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base. The Company expects moderate growth in recognized maintenance in the upcoming year in both of its business segments.

Professional services revenue from the Enterprise Solutions segment decreased to $3.2 million in fiscal 2003 from $4.1 million in fiscal 2002, a decrease of 23%. DOC1 services revenue decreased 20% in fiscal 2003 to $6.9 million. The decrease in services revenue in Enterprise Solutions is due to higher sales of existing products into the installed base limiting the need for additional integration services. The decrease in DOC 1 service revenues is primarily due to the increased sales of the DOC 1 Archive product which requires less implementation and configuration time than do the traditional document composition products. As the Company foresees a growing need for integrating complex solutions, it anticipates moderate revenue increases from both of these services segments.

Total costs of revenue for fiscal 2003 were $32.4 million versus $32.9 million for fiscal 2002, representing 31% and 37% of total revenue, respectively. Costs of revenue include software license expense and maintenance and service expense. Software license expense consists of the amortization of purchased and developed software development costs, royalty payments to third party vendors, and the costs of documentation and quality assurance. Maintenance and service expense consist primarily of consulting, education and support personnel salaries and related costs as well as the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs and information technology costs.

Software license expense increased to $15.3 million in fiscal 2003 representing 32% of software license and related revenue compared with $12.0 million in fiscal 2002 representing 37% of software license and related revenue. The decrease as a percent of revenue is primarily due to the increase in license revenue exceeding the increase in license expense. The increase in software license expense is due to an increase in amortization of capitalized developed software and an increase in third party royalty expense.

Maintenance and service expense decreased to $17.1 million in fiscal 2003 from $20.8 million in fiscal 2002, 31% and 37% of maintenance and service revenue, respectively

Included in maintenance and service expense are professional service and educational training expenses of $9.5 million which were 93% of professional services revenue during 2003 and $12.5 million and 98% of professional services revenue for the prior year. The decrease in expense as a percentage of services revenue is due to lower personnel and third party costs in both operating segments offset only partially by lower revenue in both segments. Services expense as a percent of revenue is expected to decrease slightly as services revenue increases moderately over the next fiscal year.

Costs of maintenance were $7.6 million for fiscal 2003 representing 17% of maintenance revenue compared with costs of $8.3 million and 19% of maintenance revenue in fiscal 2002. The Company anticipates that these costs as a percent of revenue will remain relatively close to their current levels.

Total operating costs of $59.4 million were 57% of revenue in fiscal 2003 compared with $50.4 million or 56% of revenue during fiscal 2002. The various components of operating costs are discussed below.

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

Costs for research and development, before capitalization, in fiscal 2003 and 2002 were $19.5 million or 19% of total revenue and $17.4 million or 20% of revenue, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $11.8 million in fiscal 2003 and $10.3 million in 2002, representing 11% and 12% of total revenue, respectively. The increase in costs is due to increased spending on new product initiatives in the both the Enterprise Solutions and DOC1 segments.

Sales and marketing expenses totaled $32.9 million or 32% of revenue in fiscal 2003 and $28.9 million or 32% of revenue in fiscal 2002. The increase in expense is due to higher incentive compensation expense associated with the increase in revenue. The Company expects these costs to remain relatively close to current levels as a percentage of revenue. Sales and marketing costs for the Enterprise Solutions products were 28% of total Enterprise Solutions revenue for fiscal 2003 and 29% for fiscal 2002. DOC1 sales and marketing costs were 40% of total DOC1 revenue for fiscal 2003 and 39% for fiscal 2002.

General and administrative expenses were $14.6 million or 14% of total revenue in fiscal 2003 compared with $11.3 million or 13% for fiscal 2002. The increase is attributable to an increase in incentive compensation accruals related to increased earnings and bad debt reserves related to increased revenue. The Company expects general and administrative expenses to decline slightly as a percentage of revenue in the upcoming year.

Net non-operating income was $0.9 million in fiscal 2003 compared with net non-operating income of $1.1 million in fiscal 2002. This decrease is primarily due to lower interest income based on lower interest rates. The Company expects non-operating income to remain relatively flat. The Company does not expect to benefit from gains on foreign currency transactions. No short-term borrowing requirements are expected; this expectation could be affected substantially by future investment opportunities including acquisitions.

The Company’s effective tax rate was 34.4% in fiscal 2003 and 39.2% in fiscal 2002. The current year’s rate is the net effect of a 35% domestic tax rate combined with a 29% foreign tax rate on taxable net income. The decreased effective rate is primarily due to higher credits for research and development in the United States.

Fiscal 2002 as Compared with Fiscal 2001

For the year ended March 31, 2002, Group 1’s revenue was $89.4 million compared with $94.2 million for the prior year. Group 1 had net income available to common stockholders for the year of $4.4 million compared with $8.8 million for fiscal 2001. The decrease in profitability was attributed to decreased revenues and operating income in both the Enterprise Solutions and DOC1 segments. These decreases were due primarily to unfavorable economic and market conditions and acquired businesses in fiscal 2002 and are discussed in further detail below.

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

The Enterprise Solutions segment’s data quality/direct marketing software license fees decreased 9% for fiscal year 2002 compared with fiscal year 2001. Included in data quality/direct marketing license fees were a decrease in GeoTAX and Code 1 Plus licenses offset partially by an increase in Canadian Data Quality and direct marketing products.

License fees from the Enterprise Solutions segment’s Database Marketing systems decreased $0.4 million for fiscal year 2002. The decrease resulted from lower sales of the Model 1 and DM1 products.

Licensing of DOC1 software decreased by 28% in fiscal 2002 over the prior fiscal year. The decrease was due to lower license fees sold both domestically and internationally.

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

Enterprise Solutions recognized maintenance revenue increased 9% over the prior year to $33.7 million. DOC1 recognized maintenance revenue increased 23% to $9.9 million in fiscal 2002. The increase in maintenance revenue was due to the recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base in both business segments.

Professional services revenue from the Enterprise Solutions segment decreased to $4.1 million in fiscal 2002 from $4.6 million in fiscal 2001, a decrease of 9%. DOC1 services revenue decreased 18% in fiscal 2002 to $8.7 million. These decreases were associated with the decreased license revenue in both segments, which were affected by unfavorable economic and market conditions.

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

Software license expense increased to $12.0 million in fiscal 2002 representing 37% of software license and related revenue compared with $11.3 million in fiscal 2001 representing 28% of software license and related revenue. The increase as a percent of revenue was primarily due to lower license fees in fiscal 2002 along with higher royalty expense associated with the sale of third party products.

Maintenance and service expense increased to $20.8 million in fiscal 2002 from $20.1 million in fiscal 2001, 37% of maintenance and service revenue in both years.

Included in maintenance and service expense were professional service and educational training costs of $12.5 million which were 98% of professional services revenue during 2002 and $12.6 million and 83% of professional services revenue for the prior year. The increase in expense as a percentage of services revenue was due to increased staffing and contracting costs.

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

Costs for research and development, before capitalization, incurred in fiscal 2002 and 2001, were $17.4 million, $13.3 million, respectively. Research and development expenses (after capitalization of certain software development costs) totaled $10.3 million in fiscal 2002 and $6.5 million in 2001, representing 12% and 7% of total revenue, respectively. The increase in costs was due to the three acquisitions made by the Company during the year along with new product initiatives in both of the Company’s operating segments.

Sales and marketing expenses totaled $28.9 million or 32% of revenue in fiscal 2002 and $30.8 million or 33% of revenue in fiscal 2001. The decrease in costs as a percentage of revenue was due to lower incentive compensation for sales personnel during fiscal 2002 because of lower revenue. Sales and marketing costs for the Enterprise Solutions products were 29% of total Enterprise Solutions revenue for fiscal 2002 and 32% for fiscal 2001. DOC1 selling and marketing costs were 39% of total DOC1 revenue for fiscal 2002 and 33% for fiscal 2001.

General and administrative expenses were $11.3 million or 13% of total revenue in fiscal 2002 compared with $13.4 million or 14% for fiscal 2001. The decrease was attributable to lower bonus compensation and lower bad debt expense.

Net non-operating income was $1.1 million in fiscal 2002 compared with net non-operating income of $2.9 million in fiscal 2001. This decrease represents lower interest income due to lower interest rates, lower translation gains on foreign currency and higher interest expense associated with the outstanding notes from the TriSense and Vision-R acquisitions.

The Company’s effective tax rate was 39.2% in fiscal 2002 and 40.6% in fiscal 2001. The fiscal 2002 rate was the net effect of a 44.5% domestic tax rate combined with a 30.7% foreign tax rate on taxable net income. The decreased effective rate was primarily due to a higher proportion of foreign taxable income in fiscal 2002.

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

Liquidity and Capital Resources

The Company’s working capital was $39.8 million at March 31, 2003 as compared with $27.0 million a year earlier. The current ratio was 1.8 to 1 at March 31, 2003 and 1.6 to 1 at March 31, 2002. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004. The line of credit bears interest at the bank’s prime rate or Libor plus 140 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2003 and at March 31, 2002, there were no borrowings outstanding under the line of credit.

During fiscal 2003, net income before preferred stock dividends of $8.8 million, non-cash expenses of $14.1 million and $6.4 million net change in assets and liabilities provided a total of $29.3 million cash from operating activities. The net changes in assets and liabilities include an increase in accounts receivable that decreased cash by $1.6 million during the year. The increase in receivables was due to the increase in revenue. Increased deferred revenues of $2.0 million and increased accrued expenses and compensation of $6.8 million provided a total of $8.8 million in cash. The increased accrued compensation was due primarily to an increase in incentive compensation accruals related to increases in revenue and net income. Other working capital items decreased cash by $0.7 million.

Cash flows provided by investing activities of $6.1 million consist of expenditures for investments in software development and capital equipment of $10.9 million offset by $17.0 million net cash from sales of marketable securities.

Proceeds from the exercise of stock options of $3.4 million were partially offset by principal payments on debt and preferred dividends of $6.4 million for a total of $3.0 million cash used in financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of March 31, 2003, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating Leases	$29,127	$3,797	$6,700	$4,837	$13,793
Notes payable	$721	$371	$350	—	—
Total Contractual Cash Obligations	$29,848	$4,168	$7,050	$4,837	$13,793

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, software development, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next twelve months.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Company considers the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. These critical accounting policies also include the areas where the Company has made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact the Company’s financial results under different assumptions and conditions. The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition: Revenues are primarily derived from the sale of software licenses and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the agreement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria and customer acceptance has been verified. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training services are deferred and recognized when the services are performed and collectibility is deemed probable. License fee payment terms are not tied to milestone deliverables or customer acceptance. If payment terms extend beyond our normal terms, revenue is recognized as the payments become due.

The amount of deferred revenue at March 31, 2003 to be recognized during the subsequent years is (in thousands):

2004	$31,241
2005	168
2006	75
2007 and beyond	72

$31,556

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of March 31, 2003, the Company has not incurred any losses on contracts in progress.

Revenue from arrangements where the Company provides Web based services is recognized over the contract period. Any fees paid or costs incurred prior to the customer relationship period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent contract period, which is typically one to two years.

Revenue from products licensed to original equipment manufacturers is recorded when products have been shipped and the appropriate documentation has been received by Group 1, provided all other revenue recognition criteria have been satisfied. Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user and product has been shipped.

Allowance for Doubtful Accounts: Group 1 maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Group 1 customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2003, our accounts receivable balance, net of allowances for doubtful accounts of $1.8 million, was $18.9 million, which included no customers who accounted for over 10% of the net trade accounts receivable.

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

Goodwill: The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) effective April 1, 2001 and upon adoption ceased to amortize goodwill. SFAS No. 142 requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its earnings amount. The Company performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the third quarter fiscal 2003 and concluded that goodwill of its reporting units was not impaired. Since no event occurred or circumstances changed during the Company’s fourth quarter of fiscal 2003 that would, more likely than not, reduce the fair value of a reporting unit below its earnings amount, no impairment was recorded in the fourth quarter of fiscal 2003. If actual market conditions are less favorable than those projected by management or if an event occurs or circumstances change that would more likely than not reduce the fair value of Group 1 below its earnings amount, goodwill impairment charges may be required.

Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $12.7 million at both March 31, 2003 and 2002. There was no goodwill amortization expense during fiscal years 2003 and 2002 in accordance with SFAS Nos. 141 and 142, as discussed above. Amortization charged to operations amounted to $526,000 for fiscal 2001.

Recent Accounting Pronouncements

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

In August 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has elected to continue to account for its stock-based compensation in accordance with APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB25” (FIN44) and present pro forma disclosures as required by SFAS 123, as amended by SFAS 148. See Note 1 in the notes to the consolidated financial statements in Item 8.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of March 31, 2003, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

Risk Factors

Our total revenue and operating results may fluctuate.

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include, but are not necessarily limited to:

•

Level of product, services and price competition

•

Length of our sales cycle and customer licensing patterns

•

The size and timing of individual license transactions

•

Delay or deferral of customer purchase and implementations of our products

•

Success in expanding or maintaining our direct sales force and indirect distribution channels

•

Timing of new product introductions and product enhancements

•

Appropriate mix of products licensed and services sold

•

Levels of international transactions

•

Activities of and acquisitions by competitors

•

Labor turnover and timing of new hires and the allocation of our resources

•

Changes in the economy and foreign currency exchange rates

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

Our total revenue and operating results may vary drastically from quarter to quarter. The main factors that may affect these fluctuations are:

•

The discretionary nature of our customers’ purchase and budget cycles

•

The potential delays in recognizing revenue from license transactions

•

The timing of new product releases

•

Seasonal variations in operating results

•

Variations in the fiscal or quarterly cycles of our customers

•

The size and complexity of our license transactions

•

Domestic and international business conditions

Each customer’s decision to purchase our products and services is discretionary and is subject to its budget cycles. In addition, the timing of license revenue is difficult to predict because of the length of our sales cycle, which has ranged to date from one to eighteen months. We base our operating expenses on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by increased revenues, our operating results could be materially and adversely affected.

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

We acquired three companies during fiscal 2002 and have announced a pending acquisition subsequent to March 31, 2003. The Company’s ongoing strategy includes pursuing additional acquisitions. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, development and marketing personnel. Key personnel from the acquired companies may in the future decide to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

Due to these and other factors, we may not meet expectations of securities analysts or investors with respect to revenues or other operating results of the combined company, which could adversely affect our stock price

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

The revenue growth and profitability of our business depends on the overall demand for our software products and services. Because our sales are primarily to major corporate customers our business is subject to fluctuations based on overall economic conditions. The general weakening of the global economy caused a decrease in our software license revenues in fiscal 2002. A softening of demand for computer software caused by renewed weakening of the economy, domestically or internationally, may result in lower revenues and growth rates.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a long period of time. A slowdown in the economy, domestically or internationally, may cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, financial condition or results of operations. In addition, primarily due to a substantial portion of our license contracts closing in the latter part of the quarter, and our costs being primarily fixed, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition and results of operations.

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

We may not be able to replace the functionality provided by the third-party software and data currently offered with our products if that software or data becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Portions of our products incorporate software or data that was developed and is maintained by third-party software developers or data providers. Although we believe there are other sources for these products and data, any significant interruption in the supply could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties’ ability to enhance their current products and data, to develop new products and update data on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other acquisitions.

We may continue to make other investments in companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other acquisitions. In addition, our profitability may suffer because of acquisition-related costs or write-down costs for acquired goodwill and other intangible assets.

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

See pages 24 through 46.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Report of Independent Auditors

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia June 16, 2003

GROUP 1 SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	MARCH 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$56,475	$22,936
Short-term investments, available for sale	7,712	24,669
Trade and installment accounts receivable, less allowance for doubtful accounts of $1,755 and $2,058	18,834	17,551
Deferred income taxes	2,130	1,718
Prepaid expenses and other current assets	4,067	3,219

Total current assets	89,218	70,093

Installment accounts receivable, long-term	39	263
Property and equipment, net	4,707	5,797
Computer software, net	23,490	22,873
Goodwill	12,716	12,686
Other assets	206	167

Total assets	$130,376	$111,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,358	$1,198
Current portion of notes payable	371	3,496
Accrued expenses	7,033	5,857
Accrued compensation	9,454	3,732
Current deferred revenues	31,241	28,833

Total current liabilities	49,457	43,116

Notes payable, net of current portion	350	3,630
Deferred revenues, long-term	315	197
Deferred income taxes	4,694	4,534

Total liabilities	54,816	51,477

Commitments and contingencies

Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value; 1,200 shares authorized; 0 and 48 shares issued and outstanding (aggregate involuntary liquidation preference $950)	—	916
Common stock $0.50 par value; 50,000 shares authorized; 14,902 and 13,836 issued and outstanding	7,451	6,918
Additional paid-in capital	34,951	29,620

Retained earnings	37,619	28,903
Accumulated other comprehensive income (loss)	184	(1,368)
Treasury stock, 1,246 and 1,240 shares, at cost	(4,645)	(4,587)

Total stockholders’ equity	75,560	60,402

Total liabilities and stockholders’ equity	$130,376	$111,879

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Adjusted to reflect the 2 for 1 stock split approved by the Board of Directors on November 5, 2002)

(In thousands, except per share data)

	Year Ended March 31,

	2003	2002	2001

Revenue:
Software license and related revenue	$48,480	$32,996	$40,055
Maintenance and services	55,772	56,432	54,180

Total revenue	104,252	89,428	94,235

Cost of revenue:
Software license expense	15,293	12,051	11,292
Maintenance and service expense	17,094	20,802	20,051

Total cost of revenue	32,387	32,853	31,343

Gross profit	71,865	56,575	62,892

Operating expenses:
Research and development, net (see Note 1 for gross expenditures)	11,800	10,345	6,528
Sales and marketing	32,947	28,845	30,803
General and administrative	14,626	11,255	13,460

Total operating expenses	59,373	50,445	50,791

Income from operations	12,492	6,130	12,101

Non-operating income:
Interest income	1,157	1,589	2,533
Interest expense	(301)	(372)	(109)
Other non-operating income (expense)	14	(69)	457

Total non-operating income	870	1,148	2,881

Income before provision for income taxes	13,362	7,278	14,982

Provision for income taxes	4,602	2,852	6,077

Net income	8,760	4,426	8,905
Preferred stock dividend requirements	(44)	(56)	(56)

Net income available to common stockholders	$8,716	$4,370	$8,849

Basic earnings per share	$0.67	$0.35	$0.73

Diluted earnings per share	$0.59	$0.32	$0.64

Basic weighted average shares outstanding	13,029	12,474	12,118

Diluted weighted average shares outstanding	14,621	13,798	13,916

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,

	2003	2002	2001

Net income	$8,760	$4,426	$8,905

Foreign currency translation adjustments	1,552	(82)	(1,284)

Comprehensive income	$10,312	$4,344	$7,621

See notes to consolidated financial statements

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock					Treasury Stock

	Shares	Amount	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity

Balance, March 31, 2000	48	$916	12,936	$6,468	$24,197	$15,684	$(2)	994	$(2,335)	$44,928

Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of options	—	—	372	186	1,108	—	—	—	—	1,294
Loss on foreign currency translation	—	—	—	—	—	—	(1,284)	—	—	(1,284)
Tax benefit related to stock options	—	—	—	—	458	—	—	—	—	458
Issuance of warrants to acquire common stock in exchange for services	—	—	—	—	206	—	—	—	—	206
Net income	—	—	—	—	—	8,905	—	—	—	8,905

Balance, March 31, 2001	48	916	13,308	6,654	25,969	24,533	(1,286)	994	(2,335)	54,451

Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of options	—	—	528	264	2,853	—	—	236	(2,203)	914
Treasury shares purchased	—	—	—	—	—	—		10	(49)	(49)
Loss on foreign currency translation	—	—	—	—	489	—	—	—	—	489
Tax benefit related to stock options	—	—	—	—	—	—	(82)	—	—	(82)
Issuance of warrants to acquire common stock in exchange for services	—	—	—	—	309	—	—	—	—	309
Net income	—	—	—	—	—	4,426	—	—	—	4,426

Balance, March 31, 2002	48	916	13,836	6,918	29,620	28,903	(1,368)	1,240	(4,587)	60,402

Dividends to preferred stockholders	—	—	—	—	—	(44)	—	—	—	(44)
Exchange of preferred for common shares	(48)	(916)	142	71	845		—	—	—	—
Issuance of stock upon exercise of options	—	—	924	462	3,005	—	—	6	(58)	3,409
Gain on foreign currency translation	—	—	—	—	—	—	1,552	—	—	1,552
Tax benefit related to stock options	—	—	—	—	1,464	—	—	—	—	1,464
Compensation expense related to issuance of warrants	—	—	—	—	17	—	—	—	—	17
Net income	—	—	—	—	—	8,760	—	—	—	8,760

Balance, March 31, 2003	—	—	14,902	$7,451	$34,951	$37,619	$184	1,246	$(4,645)	$75,560

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$8,760	$4,426	$8,905
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Amortization expense	9,836	8,353	9,437
Depreciation expense	2,191	2,425	2,055
Provision for doubtful accounts	725	225	475
Net loss on disposal of assets	—	29	1
Deferred income taxes	(255)	381	2,010
Tax benefit from exercises of stock options	1,465	489	458
Foreign currency transaction loss (gain)	95	32	(495)
Compensation expense for warrants issued	17	—	—
Issuance of common stock warrants in exchange for services	—	—	206
Changes in assets and liabilities:
Accounts receivable	(1,570)	6,358	(1,586)
Prepaid expenses and other current assets	(817)	435	(265)
Other assets	(38)	56	(49)
Deferred revenues	1,978	(519)	1,713
Accounts payable	121	(784)	98
Accrued expenses and accrued compensation	6,804	(2,761)	(1,660)

Net cash provided by operating activities	29,312	19,145	21,303

Cash flows from investing activities:
Purchases and development of computer software	(8,923)	(7,179)	(7,719)
Purchases of property and equipment	(1,981)	(3,009)	(2,302)
Payment for acquisitions, net of cash acquired	—	(6,103)	—
Purchases of marketable securities	(16,524)	(40,147)	(24,567)
Proceeds from sale and maturities of marketable securities	33,481	23,432	27,872

Net cash provided by (used in) investing activities	6,053	(33,006)	(6,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,409	914	1,294
Repayment of principal on debt and capital lease obligations	(6,404)	(74)	(109)
Dividends paid on preferred stock	(59)	(56)	(56)
Repurchase of common stock	—	(49)	—

Net cash (used in) provided by financing activities	(3,054)	735	1,129

Net increase (decrease) in cash and cash equivalents	32,311	(13,126)	15,716

Effect of exchange rate on cash and cash equivalents	1,228	(117)	(272)

Cash and cash equivalents at beginning of period	22,936	36,179	20,735

Cash and cash equivalents at end of period	$56,475	$22,936	$36,179

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

Revenue Recognition

Revenues are primarily derived from the sale of software licenses and from the sale of related services, which include maintenance and support, consulting and training services. Revenues from license arrangements are recognized upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the agreement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria and customer acceptance has been verified. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training services are deferred and recognized when the services are performed and collectibility is deemed probable.

The amount of deferred revenue at March 31, 2003 to be recognized during the subsequent years is (in thousands):

2004	$31,241
2005	168
2006	75
2007 and beyond	72

$31,556

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. As of March 31, 2003, the Company has not incurred any losses on contracts in progress.

Revenue from arrangements where the Company provides Web-based services is recognized over the contract period. Any fees paid or costs incurred prior to the customer relationship period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent contract period, which is typically one to two years.

Revenue from products licensed to original equipment manufacturers is recorded when products have been shipped and the appropriate documentation has been received by Group 1, provided all other revenue recognition criteria have been satisfied. Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user and product has been shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents. Cash equivalents for the Company are solely investments in commercial paper.

Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments are comprised of debt securities with original maturities of more than three months when purchased. All securities held mature within one year of the balance sheet date. As of March 31, 2003 the Company had available-for-sale investments of $7.7 million. The Company had available-for-sale investments of $24.7 million as of March 31, 2002. The investments are adjusted to market value at the end of each accounting period. Unrealized gains and losses, net of applicable taxes, are charged or credited to accumulated other comprehensive income, a separate component of stockholders’ equity. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. To date, unrealized gains and losses have not been material. Interest income is recognized when earned.

Allowance for Doubtful Accounts

Group 1 maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Group 1 customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Internal Use Software

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs.” Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. As of March 31, 2003 and 2002, costs qualifying for capitalization totaled $1,006,000 and $1,180,000 net of accumulated amortization of $4,043,000 and $3,078,000, respectively. These costs are included as part of property and equipment, net in the accompanying consolidated balance sheets. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years, and is included in general and administrative expenses.

Research and Product Development

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. Developed and acquired software costs, net of accumulated amortization, are $23,490,000 and $22,873,000 at March 31, 2003 and 2002, respectively, and are included in computer software, net in the accompanying consolidated balance sheets. Amortization expense related to developed and acquired software costs was $8,926,000, $7,084,000 and $8,091,000 for the years ended March 31, 2003, 2002 and 2001, respectively and is included in cost of software license revenues. During the years ended March 31, 2003, 2002 and 2001, respectively, the Company capitalized software development costs of $7,697,000, $7,097,000 and $6,736,000 and purchased software of $1,227,000, $82,000 and $983,000. Research and product development costs not subject to SFAS No. 86 are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products. Total costs for research and development, before capitalization, incurred in fiscal 2003, 2002, and 2001 were $19,497,000, $17,442,000 and $13,264,000, respectively.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) effective April 1, 2001 and upon adoption ceased to amortize goodwill. SFAS No. 142 requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its earnings amount. The Company performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the third quarter fiscal 2003 and concluded that goodwill of its reporting units was not impaired. Since no event occurred or circumstances changed during the Company’s fourth quarter of fiscal 2003 that would, more likely than not, reduce the fair value of a reporting unit below its earnings amount, no impairment was recorded in the fourth quarter of fiscal 2003. If actual market conditions are less favorable than those projected by management or if an event occurs or circumstances change that would more likely than not reduce the fair value of Group 1 below its earnings amount, goodwill impairment charges may be required.

Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. Goodwill, net of accumulated amortization, was $12.7 million at both March 31, 2003 and 2002. There was no goodwill amortization expense during fiscal years 2003 and 2002 in accordance with SFAS No. 142, as discussed above. Amortization charged to operations amounted to $526,000 for fiscal 2001.

Foreign Currency Translation

The functional currency for the Company’s international subsidiary is the applicable local currency. The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders’ equity as accumulated other comprehensive income. The Company does not attempt to hedge its foreign currency exposures. Foreign currency gain of $1,552,000 in 2003 and foreign currency losses of $82,000 in 2002, and $1,284,000 in 2001 are included in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the Company’s functional currency are included in the consolidated statements of operations.

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

In October 1995, the Financial Accounting Standards Board issued SFAS 123. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25,” ( FIN 44 ) and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148.

The Company accounts for the activity under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income and earnings per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001

Net income available to common stockholders as reported	$8,716	$4,370	$8,849
Add: stock-based employee compensation expense included in reported net income	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,167)	(4,153)	(3,472)

Pro forma net income available to common stockholders	$5,549	$217	$5,377

Earnings per share
Basic, as reported	$0.67	$0.35	$0.73

Basic, pro forma	$0.43	$0.02	$0.45

Diluted, as reported	$0.59	$0.32	$0.64

Diluted, pro forma	$0.38	$0.02	$0.39

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2003, 2002 and 2001 respectively: dividend yield of 0%, expected volatility of 104%, 107% and 110% respectively, a risk-free interest rate of 3.01%, 4.47% and 6.03% respectively, and an expected term of 4.08, 4.28 and 4.09 years respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the asset and liability tax consequences of temporary differences by applying currently enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. The Company does not provide for U.S. income tax liabilities on undistributed earnings of its foreign subsidiary which is considered indefinitely reinvested.

Earnings per Share of Common Stock

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of convertible preferred stock (computed using the if converted method) and stock options and warrants (computed using the treasury stock method). Potentially dilutive common stock equivalents are excluded from the computation if the effect is anti-dilutive. Share and per share data presented reflect the two-for-one stock split effective November 2002.

Reconciliation of shares used in basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	Year Ended March 31,

	2003	2002	2001

Weighted average shares outstanding-basic	13,029	12,474	12,118
Effect of dilutive securities:
Stock options and warrants	1,592	1,324	1,702
Preferred shares	—	—	96

Weighted average shares outstanding – diluted	14,621	13,798	13,916

There were 101,000, 1,770,000, and 774,000 additional potentially dilutive common stock options and warrants in 2003, 2002 and 2001, respectively. There were additional potentially dilutive convertible preferred shares of 113,000 and 142,500 in 2003 and 2002, respectively. These were not included in the earnings per share calculation due to their anti-dilutive effect.

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

The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of revenue or all accounts receivable. For the years ended March 31, 2003 and 2002, no one customer accounted for 10% or more of revenue or net accounts receivable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. Based on management’s assessment as of March 31, 2003, the Company has determined that no impairment of long-lived assets exists.

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

In August 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has elected to continue to account for its stock-based compensation in accordance with APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB25” (FIN44) and present pro forma disclosures as required by SFAS 123, as amended by SFAS 148. See Note 1 in the notes to the consolidated financial statements in Item 8.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. In accordance with EITF No. 01-14, service revenue and service cost of revenue were increased $902,000 in 2001.

(2)

Accounts Receivable

Accounts receivable are comprised of the following (in thousands):

	March 31,

	2003	2002

Trade	$20,216	$18,735
Installment accounts receivable, interest typically at 8.5% to 13%	412	1,137
Allowance for doubtful accounts	(1,755)	(2,058)

	18,873	17,814
Less non-current portion of installment accounts receivable	(39)	(263)

Current portion	$18,834	$17,551

(3)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,

	2003	2002

Prepaid expenses	$2,025	$1,698
Prepaid commissions	907	641
Prepaid royalties	330	246
Other current assets	805	634

	$4,067	$3,219

Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement contracts and contracts being recognized under the percentage-of-completion method which have been deferred into future periods.

(4)

Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31,

	2003	2002

Computer equipment	$9,183	$8,362
Furniture and fixtures	3,679	3,568
Leasehold improvements	1,628	1,590
Software purchased and developed for internal use	5,048	4,257

	19,538	17,777
Less accumulated depreciation and amortization	(14,831)	(11,980)

	$4,707	$5,797

(5)

Computer Software

Computer software is comprised of the following (in thousands):

	March 31,

	2003	2002

Developed software	$72,403	$71,278
Acquired software	8,590	7,252

	80,993	78,530
Less accumulated amortization	(57,503)	(55,657)

	$23,490	$22,873

(6)

Accrued Expenses

Accrued expenses are as follows (in thousands):

	March 31,

	2003	2002

Accrued sales and other taxes	$1,186	$1,342
Accrued royalties	1,159	392
Accrued sales incentives	418	150
Income taxes payable	682	1,490
Accrued interest expense	31	364
Other accrued expenses	3,557	2,119

	$7,033	$5,857

(7)

Line of Credit

The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 2004. The line of credit bears interest at the bank’s prime rate (4.25% at March 31, 2003), or Libor (1.288% at March 31, 2003) plus 140 basis points at the Company’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At March 31, 2003 and March 31, 2002 there were no borrowings outstanding under the line of credit.

(8)

Stockholders’ Equity

Preferred Stock

On January 22, 1993, the Company issued Preferred Stock, par value $0.25 per share, to be designated “6% Cumulative Convertible Preferred Stock” consisting of 147,500 shares. On September 24, 1998 the Company repurchased 100,000 preferred shares and then had 47,500 shares issued and outstanding. Dividends have been paid semi-annually in January and July since July, 1993. The 6% Preferred Stock was convertible at any time at the sole option of the holder into fully paid and non-assessable Common Stock, at the rate of 3 shares of Common Stock for each share of preferred stock, subject to a specified adjustment rate.

The Company had the right to redeem the outstanding 6% Preferred Stock, in whole or in part, at any time by paying to the holders thereof in cash the redemption price of $20 per share, together with all accrued and unpaid dividends thereon. In December 2002, under authorization of the Board of Directors the Company moved to redeem all of the outstanding 6% cumulative convertible preferred stock. On January 14, 2003, the holders of all 47,500 shares outstanding elected to exchange their preferred shares for 142,500 common shares in accordance with the conversion provision of the preferred stock.

Stock Split

In November 2002 the Company effected a two-for-one split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

Stock Repurchase Program

In September 2001 the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of the Company’s common stock. As of March 31, 2003, the Company has repurchased 10,000 shares of common stock at a total cost of $49,000. The transactions were effected through open market purchases.

Stock Option Plans

The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding. Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant. The options vest over a five year period, 20% each year on the anniversary of the grant date.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
Plan of 1998 for officers and employees	701,480	$6.81	4,184
Plan of 1995 for officers and employees	2,529,608	$7.42	377,048
Plan of 1986 for officers and employees	24,450	$4.92	—
Plan of 1995 for non-employee directors	471,000	$4.49	390,000
Pre-merger plan for non-employee directors	73,170	$2.69	—
Plan of 1992 for non-employee directors	210,000	$4.61	—
Equity compensation plans not approved by security holders(2)	169,000	$6.96	—

Total	4,178,708	$6.73	771,232

______________

As of March 31, 2003, equity compensation plans not approved by security holders consisted of outstanding warrants to purchase 169,000 shares of Common Stock. The following summarizes information about the outstanding warrants:

During fiscal 2001, the Company issued warrants to purchase 90,000 shares of Common Stock in exchange for advisory and acquisition related investment banking services. These warrants expire on June 26, 2005.

During fiscal 2002, the Company issued warrants to purchase 6,000 shares of Common stock in exchange for consulting services. These warrants expire on June 26, 2005.

From October 15, 1997 to March 31, 2003, the Company issued warrants to purchase 75,000 shares of Common Stock as compensation for Board of Director services.  As of March 31, 2003, warrants to purchase 75,000 were outstanding. These warrants vest over five years and have a fifteen-year expiration period.

All warrants described above were issued at the current market prices on the date of issue.

The following table summarizes information about the fixed stock options outstanding at March 31, 2003:

Ranges of exercise prices	Numbers of options outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Numbers of options exercisable	Weighted average exercise price

$ 1.51 - $ 3.00	764,622	$ 2.64	6.79	670,782	$ 2.65
$ 3.01 - $ 4.50	1,079,076	$ 3.39	5.45	891,371	$ 3.39
$ 4.51 - $ 6.00	142,850	$ 5.25	9.30	37,250	$ 5.25
$ 6.01 - $ 7.50	318,400	$ 6.69	9.70	44,440	$ 6.70
$ 7.51 - $ 9.00	603,900	$ 7.96	7.18	265,502	$ 8.01
$ 9.01 - $10.50	714,710	$ 9.74	7.23	314,301	$ 9.61
$10.51 - $12.00	10,000	$ 11.31	6.93	6,000	$ 11.31
$12.01 - $13.50	—	—	—	—	—
$13.51 - $15.00	545,150	$ 14.09	9.84	—	—

Total	4,178,708	$ 6.73	7.28	2,229,646	$ 4.71

Activity under the Company’s stock option plans discussed above is summarized as follows:

	Year Ended March 31,

	2003		2002		2001

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding beginning of period	4,602,533	$5.29	5,150,427	$5.50	4,308,645	$4.01
Options exercised	(923,695)	$3.75	(521,976)	$5.97	(371,238)	$3.48
Options canceled	(157,680)	$8.39	(474,818)	$7.89	(258,130)	$3.96
Options granted	657,550	$12.87	448,900	$6.43	1,471,150	$9.06

Options outstanding end of period	4,178,708	$6.73	4,602,533	$5.29	5,150,427	$5.50
Options exercisable at end of period	2,229,646	$4.71	2,490,014	$4.16	2,552,870	$4.63
Weighted-average fair value of options granted during the period		$10.87		$5.38		$7.92

(9)

Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Years Ended March 31,

	2003	2002	2001

Federal:
Current	$3,013	$1,058	$1,708
Deferred	24	341	1,755

	3,037	1,399	3,463

State:
Current	967	426	656
Deferred	(56)	161	197

	911	587	853

Foreign:
Current	741	866	1,729
Deferred	(87)	—	32

	654	866	1,761

	$4,602	$2,852	$6,077

The provision for income taxes varied from that computed using the statutory federal income tax rate as follows:

	Year Ended March 31,

	2003	2002	2001

Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.5	4.2	4.0
Research and development tax credits	(3.7)	—	—
Foreign taxes	(0.1)	(1.3)	(0.1)
Other, net	(0.3)	2.3	2.7

Effective tax rate	34.4%	39.2%	40.6%

Deferred tax assets and liabilities which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):

	March 31,

	2003	2002

Current:
Stock options	$324	$95
Allowance for doubtful accounts	661	785
Accrued compensation	950	788
Other, net	195	50

Total current deferred tax assets	$2,130	$1,718

Long-term:
Deferred maintenance revenue - long-term	$(33)	$(62)
Capitalized software	4,735	5,090
Depreciation	(789)	(960)
Research and development tax credit	—	(300)
Other, net	781	766

Total long-term deferred tax liabilities	$4,694	$4,534

U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries.

(10)

Benefit Programs

The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company’s employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits. The Company’s contributions for the years ended March 31, 2003, 2002 and 2001 were $669,000, $688,000, and $548,000, respectively.

(11)

Supplemental Cash Flow Information

The following supplemental information summarizes the disclosures pertaining to the Statements of Cash Flows (in thousands):

	Year Ended March 31,

	2003	2002	2001

Cash paid during the year for:
Interest	$635	$11	$110
Income taxes	$4,197	$1,384	$3,560
Non-cash investing and financing activities:
Issuance of common stock warrants for services provided	$17	—	$206
Mature shares tendered in payment for stock option exercises	$58	$2,203	—
Notes payable issued for acquisitions	—	$7,112	—
Liabilities assumed in acquisitions	—	$1,393	—
Warrants issued in lieu of cash payments for acquisition costs	—	$309	—

(12)

Commitments and Contingencies

Legal

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, either individually or in the aggregate, the ultimate disposition of which would have a material adverse effect on the Company.

Leasing Arrangements

The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation. Deferred rent at March 31, 2003 and 2002 was $519,000 and $267,000, respectively.

The Company is obligated for the following minimum operating lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year (in thousands):

Operating

2004	$3,797
2005	3,630
2006	3,070
2007	2,738
2008	2,099
2009 and thereafter	13,793

Total minimum lease payments	$29,127

Total rent expense under operating leases for fiscal years ended March 31, 2003, 2002, and 2001 was $5,148,000, $4,154,000, and $3,127,000, respectively. The Company is not obligated for any capital leases.

(13)

Segment Information

The Company has two reportable segments, Enterprise Solutions and DOC1. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table presents certain financial information relating to each reportable segment:

	Year Ended March 31,

Segment Information (in thousands)	2003	2002	2001

Revenue
Enterprise Solutions	$71,035	$59,509	$59,835
DOC1	33,217	29,919	34,400

Total revenue	$104,252	$89,428	$94,235

Gross Profit
Enterprise Solutions	$51,392	$39,407	$39,350
DOC1	20,473	17,168	23,542

Total gross profit	$71,865	$56,575	$62,892

All of the Company’s tax provisions and tax benefits are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of capitalized software associated with the Enterprise Solutions Software segment is $5.9 million, $4.7 million, and $5.8 million for 2003, 2002 and 2001, respectively. Amortization of capitalized software associated with the DOC1 Software segment is $3.0 million, $2.3 million, and $2.2 million for 2003, 2002 and 2001, respectively.

As of March 31, 2003 and 2002, the identifiable assets of the Company’s reportable segments were as follows (in thousands):

	March 31, 2003	March 31, 2002

Enterprise Solutions	$39,075	$34,267
DOC1	32,039	32,379
Corporate	59,262	45,233

Total assets	$130,376	$111,879

The changes in the carrying amount of goodwill for the twelve months ended March 31, 2002 and 2003, respectively, for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1

Balance as of April 1, 2001	$2,369	$1,635
Goodwill acquired	2,128	6,550
Effect of currency translation on goodwill	—	4

Balance as of March 31, 2002	$4,497	$8,189
Goodwill acquired	—	—
Effect of currency translation on goodwill	—	30

Balance As of March 31, 2003	$4,497	$8,219

	Year Ended March 31,

Geographic Area Information	2003	2002	2001

Revenue
U.S. operations	$93,894	$80,557	$83,785
European operations	14,211	13,285	16,511
Eliminations	(3,853)	(4,414)	(6,061)

Total revenue	$104,252	$89,428	$94,235

Operating income
U.S. operations	$10,800	$3,490	$7,085
European operations	1,692	2,640	5,016

Total operating income	$12,492	$6,130	$12,101

	March 31, 2003	March 31, 2002

Identifiable non-current assets
U.S. operations	$34,059	$36,101
European operations	7,896	6,482
Eliminations	(797)	(797)

Total identifiable non-current assets	$41,158	$41,786

It is management’s belief that intercompany sales between geographic areas are accounted for at prices consistent with market conditions as evidenced by unaffiliated transactions. “U.S. operations” include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada. International revenue, which includes European operations and exports, were 16%, 15% and 16% of total revenue in 2003, 2002 and 2001.

(14)

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

On December 4, 2001, the Company acquired various assets of Vision-R eTechnologies, Ltd. (“Vision-R”) for $1,000,000 in cash, a $1,250,000 note payable with the present value of $1,115,000, earn-out payments over the next 36 months not to exceed $1,000,000, and $220,000 in acquisition costs. The results of operations of Vision-R have been included with those of the Company since the date of acquisition. The cash consideration was paid from the Company’s working capital. Additional earn-out consideration will be recorded at its fair value as additional cost of the acquisition when such additional consideration is earned. As of March 31, 2003, $696,000 of additional earn-out consideration has been recorded.

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

The following unaudited pro forma consolidated results of operations for the twelve months ended March 31, 2002 and 2001 have been prepared as if the acquisitions of TriSense, HotData and Vision-R had occurred as of the beginning of fiscal 2001, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

	Twelve months ended March 31, (Unaudited)

	2002	2001

Revenue	$89,785	$96,049
Net income available to common shareholders	$3,509	$2,480
Diluted earnings per share	$0.26	$0.18
Weighted average shares outstanding	13,798	13,916

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma results do not include amortization expense of acquired goodwill.

On April 14, 2003, the Company entered into an agreement to acquire the key assets of Sagent Technology, Inc. (“Sagent”) for up to $17 million, payable in cash and debt forgiveness. Group 1 has provided Sagent with $7 million in bridge financing, secured by all of Sagent’s assets. The purchase agreement has been approved by Group 1’s board of directors. The transaction is subject to approval by Sagent’s shareholders and certain other closing conditions.

(15)

Acquired Intangible Assets

(in thousands)
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Computer software
Balance as of March 31, 2002	$3,832	$427
Additions	696	780
Effect of currency translation	—	—

Balance as of March 31, 2003	$4,528	$1,207

Unamortized intangible assets:
Goodwill
Balance as of March 31, 2002	$14,851	$2,165
Additions	—	—
Effect of currency translation	112	82

Balance as of March 31, 2003	$14,963	$2,247

The aggregate amortization expense for the years ended March 31, 2003, 2002 and 2001 was $780,000, $427,000, and $526,000 respectively. The following table summarizes aggregate amortization expense for each of the four succeeding fiscal years (in thousands):

For year ending March 31, 2004	$ 952
For year ending March 31, 2005	$ 952
For year ending March 31, 2006	$ 952
For year ending March 31, 2007	$ 465

(16)

Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

The Company adopted SFAS No. 142 as of April 1, 2001. Upon adoption, the Company ceased amortization of goodwill. The reconciliation of reported net income to the adjusted net income and adjusted earnings-per-share amounts is as follows (in thousands, except earnings-per-share amounts):

	For the Year Ended March 31,

	2003	2002	2001

Reported net income available to common stockholders	$8,716	$4,370	$8,849
Add back: Goodwill amortization	—	—	526

Adjusted net income	$8,716	$4,370	$9,375

Basic earnings per share:

Reported net income	$0.67	$0.35	$0.73
Goodwill amortization	—	—	0.05

Adjusted net income	$0.67	$0.35	$0.78

Diluted earnings per share:

Reported net income	$0.59	$0.32	$0.64
Goodwill amortization	—	—	0.04

Adjusted net income	$0.59	$0.32	$0.68

In accordance with FAS No. 142, the Company completed the transitional goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test in the third quarter of fiscal 2003 and concluded that goodwill of its reporting units was not impaired.

(17)

Quarterly Financial Data (Unaudited)

Quarterly unaudited financial information for the years ended March 31, 2003 and 2002 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Fiscal Year 2003:
Revenue	$23,379	$25,020	$26,690	$29,163
Gross profit	15,034	17,152	19,009	20,670
Income before taxes	1,557	3,178	3,662	4,965
Net income available to common stockholders	959	1,957	2,327	3,473
Basic earnings per share	$0.08	$0.15	$0.18	$0.26
Diluted earnings per share	$0.07	$0.14	$0.16	$0.22

Fiscal Year 2002:
Revenue	$20,847	$22,294	$22,173	$24,114
Gross profit	12,231	13,985	14,508	15,851
Income before taxes	144	1,407	2,261	3,466
Net income available to common stockholders	72	941	1,338	2,019
Basic earnings per share	$0.01	$0.08	$0.10	$0.16
Diluted earnings per share	$0.01	$0.07	$0.10	$0.14

PART III

Item 10.

Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are as follows:

Name	Age	Position

James V. Manning	56	Chairman of the Board of Directors

Robert S. Bowen	65	Chief Executive Officer and Vice Chairman

Mark D. Funston	43	Executive Vice President, Chief Financial Officer

Alan P. Slater	47	President, DOC1 Division and Director

Stephen R. Bebee	49	Executive Vice President, Enterprise Solutions Division

Andrew W. Naden	45	Executive Vice President of Enterprise Solutions Division Sales and Corporate Marketing

Edward Weiss	52	Secretary and General Counsel

John C. Renehan	40	Vice President, Finance

Thomas S. Buchsbaum	53	Director

Richard H. Eisenberg	65	Director

James P. Marden	49	Director

Charles A. Mele	46	Director

Charles J. Sindelar	66	Director

Bruce J. Spohler	42	Director

The Company knows of no family relationships between any of the above.

The Board of Directors is divided into three classes. One class of the Directors is elected annually, and their terms extend until the annual meeting of stockholders three years following their election and until their successors are elected and qualified. The terms of Messrs. Bowen, Slater and Buchsbaum will expire in 2005. The terms of Messrs. Sindelar, Marden and Mele will expire in 2004. The terms of Messrs. Manning, Eisenberg and Spohler will expire in 2003. Each of the officers shall continue in his capacity until his successor is appointed and qualified.

Mr. James V. Manning has been Chairman of the Board of the Company since February 1994 and a Director since 1992. He was Chief Executive Officer of Medical Manager, Inc., and its predecessor, from 1995 to 1998. Prior to that, he was Senior Executive Vice President – Finance of Medco Containment Services, Inc. for more than five years. Since May 1989, he has been a director of WebMD Corporation or its predecessors, Medical Manager, Inc. and Synetic Inc.

Mr. Robert S. Bowen has been a Director and Chief Executive Officer of the Company for more than five years. Prior to the merger of Group 1 into the Company, Mr. Bowen was also Director, Chairman of the Board and Chief Executive Officer of Group 1 since January 1984.

Mr. Mark D. Funston has been Vice President or Executive Vice President, Chief Financial Officer, of the Company since September 1996 and was a Director from December 1996 through September 1998. Prior to joining the Company, he was Divisional Chief Financial Officer for COMSAT RSI, a division of COMSAT, Inc. Prior to that he was Chief Financial Officer of Radiation Systems, Inc.

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

Mr. James P. Marden has been a Director of the Company since 1992. Mr. Marden has been Managing Director of Arsenal Capital Partners since 2001. From 1998 to 2001, Mr. Marden served as Senior Executive Vice President, Corporate Development, for Medical Logistics, Inc. From 1994 to May 1997, Mr. Marden was Chairman of The Entertainment Connection, Inc. He was Vice President - Acquisitions for Medco Containment Services, Inc. from 1991 to 1994 and held a similar position at Synetic, Inc. from 1993 to 1994.

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

Mr. Charles J. Sindelar has been a Director of the Company since 1992. Mr. Sindelar was Vice President of Motorola, Inc. from August 2000 to 2002. From August 1999 to August 2000, he was Senior Vice President - Business Development and General Manager of the Digital Video Group ZNS of Zenith Electronics Corporation. From January 1996 to August 1999, he was Vice President and General Manager of the Digital Video Group Network Systems of Zenith Electronics Corporation.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under introductory paragraphs and under the captions “Principal Stockholders” and “Election of Directors” and such information is incorporated herein by reference. See Part II, Item 5 of this report for information regarding our equity compensation plans.

Item 13.

Certain Relationships and Related Transactions

The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, “Executive Compensation - Certain Transactions,” and such information is incorporated herein by reference.

PART IV

Item 14.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company s principal executive officer and principal financial officer have concluded that the Company s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15.

Principal Accountant Fees and Services

The information required in response to this item is contained in the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A, under the caption, “Independent Certified Public Accountants,” and such information is incorporated herein by reference.

Item 16.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)

The following documents are filed as part of this report

Schedules other than those listed above have been omitted since they are either not required or the information is included elsewhere in the financial statements or notes thereto.

b)

Reports on form 8-K

Form 8-K filed April 17, 2003 for the purchase of key assets of Sagent Technology, Inc..

Form 8-K filed May 13, 2003 for the press release regarding financial results for the period ended March 31, 2003.

3.

List of Exhibits to the 10K.

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

4.02

Stock Option Agreement between the Company and James V. Manning Marden, dated as of August 16, 1991, (incorporated by reference to Exhibit 4.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

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

4.06	Certificate of Designation of 6% Convertible Preferred Stock, filed January 22 1993.

4.07	1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan

4.08	1995 Non-Employee Directors’ Stock Option Plan

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

10.06	Indemnification Agreement between COMNET Corporation and Charles J. Sindelar (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.07	Lease covering Company office facilities in Lanham, MD - 1993.

10.08	COMNET Corporation, Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.09

Third Amendment to Lease, dated April 15, 1994, by and between COMNET Corporation and Quadrangle Development Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.10	Line of Credit Loan Agreement with Crestar Bank, dated October 10, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.11

Agreement to repurchase preferred and common stock from Merck & Co Inc. dated September 25, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.12	Amended and Restated Employment Agreement between Robert S. Bowen and Group 1 Software, Inc., dated as of July 17, 2000.

10.13

Agreement for purchase and sale of assets by and between TriSense Software, Ltd. and Group 1 Software, Inc. dated April 30, 2001 (incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 8-K dated May 14, 2001).

10.14

Agreement for purchase and sale of assets by and between HotData Software, Inc. and Group 1 Software, Inc. dated May 11, 2001 (incorporated by reference to Exhibit 10.60 to the Company’s Report on Form 8-K dated May 25, 2001).

10.15	Sixth Amendment to Lease to headquarters in Lanham, MD, dated March 27, 2001, by and between Group 1 Software, Inc. and Mack-Cali Realty L.P.

10.16

Agreement for purchase and sale of assets by and between Vision-R eTechnologies, Inc. and Group 1 Software, Inc. dated December 4, 2001 (incorporated by reference to Exhibit 10.61 to the Company’s Report on Form 8-K dated December 10, 2001).

10.17

Asset Purchase Agreement between Sagent Technology, Inc. and Group 1 Software, Inc. dated April 15, 2003 (incorporated by reference as Exhibit 2.1 to the Company’s Report on Form 8-K dated April 15, 2003).

10.18	Security Agreement between Sagent Technology, Inc. and Group 1 Software, Inc. dated April 15, 2003 (incorporated by reference as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2003).

10.19

Note Purchase Agreement between Sagent Technology, Inc. and Group 1 Software, Inc. dated April 15, 2003 (incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2003).

10.20	Pledge Agreement between Sagent Technology, Inc. and Group 1 Software, Inc. dated April 15, 2003 (incorporated by reference as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 15, 2003).

10.21

Secured Promissory Note for five million dollars ($5,000,000) between Sagent Technology, Inc. and Group 1 Software, Inc. dated April 15, 2003 (incorporated by reference as Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2003).

*10.22	Secured Promissory Note for two million dollars ($2,000,000) between Sagent Technology, Inc. and Group 1 Software, Inc. dated May 16, 2003.

*10.23	Form of Change of Control Severance Agreement executed by Messrs. Bebee, Funston, Naden, Slater, Waggoner and Weiss dated March 7, 2003.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

____________________________

*

Filed herewith.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 16, 2003 appearing in the 2003 Annual Report to Shareholders of Group 1 Software, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 16 (a) (2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
McLean, Virginia
June 16, 2003

SCHEDULE II
Group 1 Software, Inc.
Valuation and Qualifying Accounts For the Years Ended March 31, 2003, 2002, and 2001
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Describe(1)	Balance at end of year

Year ended March 31, 2003
Allowance for doubtful accounts	$2,058	$725	$(1,028)	$1,755

Year ended March 31, 2002
Allowance for doubtful accounts	$2,197	$225	$(364)	$2,058

Year ended March 31, 2001
Allowance for doubtful accounts	$3,317	$475	$(1,595)	$2,197

(1)

The decrease in allowance for doubtful accounts is the result of accounts receivable written off during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP 1 SOFTWARE, INC.
(Registrant)
Date: June 30, 2003	By:	/s/ Robert S. Bowen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Bowen	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2003

/s/ Mark D. Funston	Executive, Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ Alan P. Slater	President, DOC1 Division and Director	June 30, 2003

/s/ James V. Manning	Chairman of the Board	June 30, 2003

/s/ Thomas S. Buchsbaum	Director	June 30, 2003

/s/ Richard H. Eisenberg	Director	June 30, 2003

/s/ James P. Marden	Director	June 30, 2003

/s/ Charles A. Mele	Director	June 30, 2003

/s/ Charles J. Sindelar	Director	June 30, 2003

/s/ Bruce J. Spohler	Director	June 30, 2003

I, Robert S. Bowen, certify that:

1. I have reviewed this annual report on Form 10-K of Group 1 Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert S. Bowen

Chief Executive Officer June 30, 2003

I, Mark Funston, certify that:

1. I have reviewed this annual report on Form 10-K of Group 1 Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark Funston

Chief Financial Officer June 30, 2003

Index of Exhibit

*10.22	Secured Promissory Note for two million dollars ($2,000,000) between Sagent Technology, Inc. and Group 1 Software, Inc. dated May 16, 2003.

*10.23	Form of Change of Control Severance Agreement executed by Messrs. Bebee, Funston, Naden, Slater, Waggoner and Weiss dated March 7, 2003.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers, LLP

*99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

______________

*

Filed herewith.