Form 10-Q
period 2003-06-30
GROUP 1 SOFTWARE INC
filed 2003-08-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003	Commission file number 0-6355

Group 1 Software, Inc.

Incorporated in Delaware	IRS EI No. 52-0852578

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

YES |X|	NO |_|

Class Common Stock, $.50 par value	Shares Outstanding Effective August 7, 2003 14,984,301

GROUP 1 SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	June 30, 2003	March 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$49,420	$56,475
Short-term investments, available-for-sale	8,422	7,712
Trade and installment accounts receivable, less
allowance of $1,484 and $1,755	13,929	18,834
Note Receivable	7,000	—
Deferred income taxes	1,715	2,130
Prepaid expenses and other current assets	3,603	4,067

Total current assets	84,089	89,218

Installment accounts receivable, long-term	30	39
Property and equipment, net	4,864	4,707
Computer software, net	23,600	23,490
Goodwill	12,722	12,716
Other assets	220	206

Total assets	$125,525	$130,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,358
Current portion of note payable	347	371
Accrued expenses	5,836	7,033
Accrued compensation	4,837	9,454
Current deferred revenues	28,203	31,241

Total current liabilities	40,568	49,457
Note payable, net of current portion	350	350
Deferred revenues, long-term	386	315
Deferred income taxes	4,402	4,694

Total liabilities	45,706	54,816

Commitments and contingencies
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value;
1,200 shares authorized; 48 shares issued	—	—
Common stock $0.50 par value; 50,000 shares authorized;
15,041 and 14,902 shares issued	7,521	7,451
Additional paid in capital	36,333	34,951
Retained earnings	39,672	37,619
Accumulated other comprehensive income	938	184
Treasury stock, 1,246 shares, at cost	(4,645)	(4,645)

Total stockholders’ equity	79,819	75,560

Total liabilities and stockholders’ equity	$125,525	$130,376

See notes to consolidated financial statements. 2

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Month Period Ended June 30,
	2003	2002
Revenue:
Software license and related revenue	$10,468	$9,877
Maintenance and services	13,788	13,502

Total revenue	23,379	24,256

Cost of revenue:
Software license expense	3,799	4,071
Maintenance and service expense	4,450	4,274

Total cost of revenue	8,249	8,345

Gross profit	16,007	15,034

Operating expenses:
Research and development, net (see note 6)	2,769	2,742
Sales and marketing	7,580	7,510
General and administrative	3,200	3,330

Total operating expenses	13,549	13,582

Income from operations	2,458	1,452

Other income:
Interest income	243	281
Interest expense	(12)	(130)
Other income (expense)	546	(46)

Total other income	777	105

Income before provision for income taxes	3,235	1,557

Provision for income taxes	1,182	584

Net income	2,053	973

Preferred stock dividend requirements	—	(14)

Net income available to common stockholders	$2,053	$959

Basic earnings per share	$0.15	$0.08

Diluted earnings per share	$0.13	$0.07

Basic weighted average shares outstanding	13,724	12,616

Diluted weighted average shares outstanding	15,862	13,886

See notes to consolidated financial statements. 3

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,053	$973
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	2,748	2,356
Depreciation expense	414	594
Provision for doubtful accounts	(310)	150
Deferred income taxes	125	80
Net gain on sale of intellectual property and other property
and equipment	(345)	—
Tax benefit from exercises of stock options	647	85
Foreign currency transaction loss	18	64
Changes in assets and liabilities:
Accounts receivable	5,352	4,478
Prepaid expenses and other current assets	486	(177)
Other assets	(7)	(6)
Deferred revenues	(3,092)	(1,357)
Accounts payable	(33)	307
Accrued expenses and accrued compensation	(5,893)	972

Net cash provided by operating activities	2,163	8,519

Cash flows from investing activities:
Purchases and development of computer software	(2,301)	(1,842)
Purchases of property and equipment	(809)	(359)
Purchases of marketable securities	(6,708)	(4,915)
Sales of marketable securities	5,998	6,489
Proceeds from sale of intellectual property	375	—
Issuance of notes receivable	(7,000)	—

Net cash used in investing activities	(10,445)	(627)

Cash flows from financing activities:
Proceeds from exercise of stock options	804	153
Repayment of principal on long-term debt	(24)	(3,102)

Net cash provided by (used in) financing activities	780	(2,949)

Net (decrease) increase in cash and cash equivalents	(7,502)	4,943

Effect of exchange rate on cash and cash equivalents	447	642

Cash and cash equivalents at beginning of period	56,475	22,936

Cash and cash equivalents at end of period	$49,420	28,521

Supplemental disclosure of non-cash investing and financing activities:
Mature shares tendered in payment for stock option exercises	$—	26

See notes to consolidated financial statements. 4

GROUP 1 SOFTWARE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	For the Three Month Period Ended June 30,
	2003	2002
Net income	$2,053	$973

Foreign currency translation adjustments	754	1,107

Comprehensive income	$2,807	$2,080

See notes to consolidated financial statements.

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated financial statements for the three months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results for the year ending March 31, 2004. The information contained in the annual report on the Form 10-K for the year ended March 31, 2003, should be referred to in connection with the unaudited interim financial information.

2. On April 15, 2003, the Company entered into an agreement to acquire key assets of Sagent Technology, Inc. (“Sagent”) for up to $17 million, payable in cash and debt forgiveness. Group 1 has provided Sagent with $7 million in bridge financing, secured by all of Sagent’s assets. The purchase agreement has been approved by Group 1‘s and Sagent’s board of directors. The transaction is subject to approval by Sagent’s shareholders and certain other closing conditions. On July 31, 2003, Group 1 entered into an amendment to extend the maturity date under the $7 million existing secured loans to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million. Sagent and Group 1 have also agreed to extend the outside date for closing under the asset purchase agreement until October 30, 2003. Otherwise, terms of the existing loan and the asset purchase agreement remain the same.

3. On December 10, 2002, under authorization of the Board of Directors the Company moved to redeem all of the outstanding 6% cumulative convertible preferred stock. On January 15, 2003, the holders of all 47,500 shares outstanding elected to exchange their preferred shares for 142,500 common shares in accordance with the conversion provision of the preferred stock.

4. On November 5, 2002, the Board of Directors declared a two-for-one common stock split for stockholders of record as of November 15, 2002. There was no change in the par value of the stock as a result of the split. The additional shares were issued on December 2, 2002. The effect of the stock split has been retroactively reflected in the consolidated financial statements for all periods presented.

5. Certain prior period amounts have been reclassified to conform to current period presentation.

6. Research and development costs, before the capitalization of computer software development costs, was $4,818,000 and $4,585,000 for the three months ended June 30, 2003 and 2002, respectively. Capitalization of computer software development costs for the three months ended June 30, 2003 and 2002 were $2,049,000 and $1,843,000, respectively.

7. Earnings per share

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended June 30,
	2003	2002
Weighted average common shares outstanding-basic	13,724	12,616
Effect of dilutive securities:
Stock options and warrants	2,138	1,270

Weighted average shares outstanding-diluted	15,862	13,886

There were no additional potentially dilutive common stock options, warrants or convertible securities in the three months ended June 30, 2003. There were 1,500,000 additional potentially dilutive common stock options and warrants in the three months ended June 30, 2002. There were 142,500 additional potentially dilutive convertible securities in the three months ended June 30, 2002.

The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25,” (FIN 44) and present the pro forma disclosures required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS 123) as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS 148).

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

	Three months ended June 30, 2003	Three months ended June 30, 2002
Net income available to common stockholders as
reported	$2,053	$ 959
Add: stock-based employee compensation
expense included in reported net income	—	—
Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards	(1,046)	(840)

Pro forma net income available to common
stockholders	$1,007	$ 119

Earnings per share
Basic, as reported	$ 0.15	$ 0.08

Basic, pro forma	$ 0.07	$ 0.01

Diluted, as reported	$ 0.13	$ 0.07

Diluted, pro forma	$ 0.06	$ 0.01

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 95% and 104%, respectively, a risk-free interest rate of 2.60% and 4.63%, respectively, and an expected term of 4.04 and 4.08 years, respectively.

8. Recent Accounting Pronouncements

In August 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after June 30, 2003, with early application encouraged. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

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

9. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

10. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended June 30,
Segment Information (in thousands)	2003	2002
Revenue:
Enterprise Solutions	$17,422	$16,127
DOC1	6,834	7,252

Total revenue	$24,256	$23,379

Gross Profit:
Enterprise Solutions	$12,595	$10,909
DOC1	3,412	4,125

Total gross profit	$16,007	$15,034

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions segment was $1,606,000 and $1,376,000 for the three months ended June 30, 2003 and 2002. Amortization of capitalized developed and acquired software associated with the DOC1 segment was $938,000 and $720,000 in the three months ended June 30, 2003 and 2002.

As of June 30, 2003 and March 31, 2003, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

	June 30, 2003	March 31, 2003
Enterprise Solutions	$32,416	$39,075
DOC1	31,458	32,039
Corporate	61,651	59,262

Total assets	$125,525	$130,376

The changes in the carrying amount of goodwill for the three months ended June 30, 2003 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of March 31, 2003	$ 4,497	$ 8,219
Effect of sale of intellectual property	(8)	—
Effect of currency translation on goodwill	—	14

Balance as of June 30, 2003	$ 4,489	$ 8,233

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

For the three months ended June 30, 2003 and 2002, the Company had revenues of $24.3 million and $23.4 million, respectively. Net income available to common stockholders for the three months ended June 30, 2003 was $2.1 million or $0.13 diluted earnings per share compared with $1.0 million or $0.07 diluted earnings per share in the same period in the prior year. The increase in profitability is primarily due to increased revenue, lower cost of revenue and an increase in other income.

All of Group 1’s operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 72% and 69% of Group 1’s total revenue for the first fiscal quarters ended June 30, 2003 and 2002, respectively. DOC1 revenue was 28% and 31% of total revenue for the first quarters of fiscal 2004 and fiscal 2003, respectively.

International revenues accounted for 11% and 14% of Group 1’s total revenue in the first quarters of fiscal 2004 and 2003, respectively. The lower international revenue can primarily be attributed to lower sales of the DOC 1 product in Europe.

Software license and related revenue of $10.5 million for the first fiscal quarter of 2004 increased 6% from $9.9 million the same period the prior year. As a percent of total revenue, first quarter software license and related revenues were 43% in the first fiscal quarter of 2004 compared with 42% in fiscal 2003.

Enterprise Solutions license revenue increased 16% to $8.2 million in the three month period ended June 30, 2003. The increase in the quarter is due to higher sales of Group 1’s Code 1 Plus, MailStream Plus and MoveForward products partially offset by lower sales of the Company’s GeoTax tax jurisdiction software.

License fees from DOC1 for the three months ended June 30, 2003 decreased 20% to $2.2 million from the same period in the prior year. The decrease in DOC1 license revenue was due to lower sales of the DOC 1 document generation product offset in part by higher sales of the Company’s DOC 1 Archive product both domestically and in Europe.

Maintenance and service revenue was $13.8 million for the first quarter of fiscal year 2004 and $13.5 million in the prior year’s first fiscal quarter. Maintenance and service revenue was 57% of total revenue for the quarter ended June 30, 2003 and 58% of total revenue in the same period in the prior year. Recognized maintenance fees included in maintenance and service revenue were $11.8 million for the quarter ended June 30, 2003 and $11.1 million for the same period the prior year, an increase of 6%.

For the quarter ended June 30, 2003, Enterprise Solutions recognized maintenance was $8.3 million, a 1% increase from the same period in the prior year. DOC1 recognized maintenance increased 23% to $3.4 million in the quarter ended June 30, 2003 compared with the comparable period the prior year.

Professional and educational service revenue from the Enterprise Solutions segment remained at $0.6 million in both quarters ended June 30, 2003 and 2002. DOC1 service revenue decreased to $1.3 million in the quarter ended June 30, 2003 from $1.8 million in the same period of the prior fiscal year. The decrease in professional and educational service revenue in both segments is due to lower sales of new installations which require integration services.

Total cost of revenue for the first quarter of fiscal 2004 and 2003 was $8.2 million and $8.3 million, respectively. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended June 30, 2003 to $3.8 million from $4.1 million for the same period in the prior year representing 36% and 41% of software license and related revenues, respectively. The decrease in software license expense in the first fiscal quarter was due primarily to a decrease in royalty expenses, partially offset by higher amortization of capitalized development expenses in the current year.

Maintenance and service expense increased to $4.5 million in the current quarter from $4.3 million in the comparable period in fiscal 2003, representing 32% of maintenance and service revenue in both quarters.

Included in maintenance and service expense discussed above are professional and educational service costs of $2.5 million for the three months ended June 30, 2003 compared with $2.4 million for the comparable period in the prior year. The increase in professional and educational service costs is due to more professional service work being performed by third party contractors.

Costs of maintenance were $2.0 million and $1.9 million for the first fiscal quarters of 2004 and 2003 respectively, representing 17% of maintenance revenue in both periods.

Total operating costs of $13.5 million amounted to 56% of revenue for the quarter ended June 30, 2003 compared with $13.6 million or 58% of revenue for the prior year period. The various components of operating costs are discussed below.

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

Costs of research and development, before capitalization, were $4.8 million and $4.6 million or 20% of revenue in the quarters ended June 30, 2003 and 2002, respectively. Total research and development expense after capitalization of certain development costs was $2.8 million or 11% of revenue for the three month period ended June 30, 2003 compared with $2.7 million or 12% in the prior year. The increase in expense is due to increased spending on new product initiatives and related development resources (see footnote 6 of notes to consolidated financial statements).

Sales and marketing expenses totaled $7.6 million or 31% of revenue in the first quarter of fiscal 2004 and $7.5 million or 32% in the prior year first quarter. Sales and marketing expenses for Enterprise Solutions were 25% of Enterprise Solutions revenue in the first fiscal quarter of 2003 and 28% for the same period the prior year. DOC1 sales and marketing expenses were 47% of DOC1 revenue for the three month period ended June 30, 2003 and 41% for the same period the prior year. The decrease in Enterprise Solutions cost as a percent of revenue is primarily due to increased revenue. The increase in cost as a percent of revenue in the DOC1 division is due primarily to increases in sales and marketing costs and lower revenue.

General and administrative expenses were $3.2 million or 13% of total revenue compared with $3.3 million or 14% of revenue for the three months ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses in the quarter is primarily related to a recovery of bad debt expense.

Net other income was $0.8 million for the quarter ended June 30, 2003 as compared with $0.1 million for the same period in the prior year. The increase in other income in the three month period ending June 30, 2003 is primarily the result of currency translation gains and a gain on the sale of intellectual property.

The Company’s effective tax rates were 36.5% and 37.5% for the three month periods ended June 30, 2003 and 2002, respectively. The current period’s rate is the net effect of a 36% effective tax rate on domestic taxable income and a 29% rate on foreign taxable income. The lower effective tax rate in the current quarter is primarily due to increased research and development credits in the United States.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FR 60”), in December 2001. FR 60 requires companies to disclose those accounting policies considered most critical. Note 1 to the audited financial statements in the Company’s annual report on Form 10-K for the year ended March 31, 2003 includes a summary of the Company’s significant accounting policies. Of those policies, the Company has identified the following as the most critical because they require significant judgment and estimates on the part of management in their application:

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. During the three months ended June 30, 2003, the Company has not incurred any losses on contracts in progress.

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

Goodwill: In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of April 1, 2001 and tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2003 and concluded that goodwill of its reporting units was not impaired.

Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years. There was no goodwill amortization expense during fiscal year 2004 and 2003 in accordance with SFAS Nos. 141 and 142, as discussed above.

Liquidity and Capital Resources

The Company’s working capital was $43.5 million at June 30, 2003, as compared with $39.8 million at March 31, 2003. The current ratio was 2.1 to 1 at June 30, 2002 and 1.8 to 1 at March 31, 2003. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004. The line of credit bears interest at the bank’s prime rate or Libor plus 140 basis points, at Group 1’s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At June 30, 2003 and at March 31, 2003, there were no borrowings outstanding under the line of credit.

During fiscal 2004, net income of $2.1 million, non-cash expenses of $3.3 million and $3.2 million net change in assets and liabilities provided a total of $2.2 million cash from operating activities. The net changes in assets and liabilities include an decrease in accounts receivable that increased cash by $5.4 million during the quarter. The decrease in receivables was due to increased cash collections. Deferred revenues decreased by $3.1 million, and accrued expenses and compensation decreased by $5.9 million, decreasing cash by a total of $9.0 million. The decreased accrued compensation was due primarily to payments of prior year incentive compensation accruals. The decrease in deferred revenue is primarily related to the recognition of license fees on certain transactions that had been previously deferred. Other working capital items increased cash by $0.4 million.

Cash flows used in investing activities of $10.4 million consist of expenditures for investments in software development and capital equipment of $3.1 million, net purchases of marketable securities of $0.7 million, $7.0 million in notes receivable issued to Sagent and proceeds of $0.4 million from the sale of intellectual property.

Proceeds from the exercise of stock options of $0.8 million net of repayments of long-term debt provided a total of $0.8 million cash from financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of June 30, 2003, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating leases	$28,257	$3,877	$6,514	$4,565	$13,301
Notes payable	697	347	350	—	—
Total contractual cash obligations	$28,954	$4,224	$6,864	$4,565	$13,301

Recent Accounting Pronouncements

     In August 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after June 30, 2003, with early application encouraged. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of June 30, 2003, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

ITEM 4. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     NONE

Item 2. Changes in Securities

     NONE

Item 3. Defaults Upon Senior Securities

     NONE

Item 4. Submission of Matters to a Vote of Security Holders

     NONE

Item 5. Other Information

     NONE

Item 6. Exhibits and Reports on Form 8-K

     Form 8-K filed August 5, 2003 regarding amendment to asset purchase agreement of Sagent Technology, Inc. and existing $7 million secured loans to Sagent, dated July 31, 2003.

     Form 8-K filed July 30, 2003 for the press release regarding financial results for the period ended June 30, 2003.

     Form 8-K filed July 15, 2003 for the press release regarding preliminary financial results for the period ended June 30, 2003.

Exhibit 31.1	Section 302 Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q.

Exhibit 32.1	Section 906 Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q.

17

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc. /s/ Robert S. Bowen Chief Executive Officer August 14, 2003 /s/ Mark Funston Chief Financial Officer August 14, 2003

18