Form 10-Q
period 2003-09-30
GROUP 1 SOFTWARE INC
filed 2003-11-14
CIK 23055

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003           Commission file number 0-6355

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

         YES   |X|                                  NO   |_|

                                                    Shares Outstanding Effective
Class                                               November 7, 2003
Common Stock, $.50 par value                        15,143,168

                             GROUP 1 SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                 September 30,      March 31,
                                                                     2003             2003
                                                                 -------------      ---------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  40,967         $  56,475
  Short-term investments, available-for-sale                         16,942             7,712
  Trade and installment accounts receivable, less
    allowance of $1,471 and $1,755                                   17,873            18,834
  Note receivable                                                     7,000                --
  Deferred income taxes                                               1,721             2,130
  Prepaid expenses and other current assets                           4,655             4,067
                                                                  ---------         ---------
Total current assets                                                 89,158            89,218

Installment accounts receivable, long-term                               20                39
Property and equipment, net                                           4,902             4,707
Computer software, net                                               23,519            23,490
Goodwill                                                             12,726            12,716
Other assets                                                            218               206
                                                                  ---------         ---------
  Total assets                                                    $ 130,543         $ 130,376
                                                                  =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $   1,288         $   1,358
  Current portion of note payable                                       318               371
  Accrued expenses                                                    6,529             7,033
  Accrued compensation                                                5,730             9,454
  Current deferred revenues                                          27,596            31,241
                                                                  ---------         ---------
Total current liabilities                                            41,461            49,457
Note payable, net of current portion                                    350               350
Deferred revenues, long-term                                          1,638               315
Deferred income taxes                                                 4,309             4,694
                                                                  ---------         ---------
 Total liabilities                                                   47,758            54,816
                                                                  ---------         ---------
Commitments and contingencies

Stockholders' equity:
6% cumulative convertible preferred stock $0.25 par value;
  1,200 shares authorized; none issued                                   --                --
Common stock $0.50 par value; 200,000 and 50,000 shares
  authorized; 15,068 and 14,902 shares issued                         7,534             7,451
Additional paid in capital                                           36,491            34,951
Retained earnings                                                    42,224            37,619
Accumulated other comprehensive income                                1,181               184
Treasury stock, 1,246 shares, at cost                                (4,645)           (4,645)
                                                                  ---------         ---------
Total stockholders' equity                                           82,785            75,560
                                                                  ---------         ---------
Total liabilities and stockholders' equity                        $ 130,543         $ 130,376
                                                                  =========         =========

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 For the Three Month Period Ended     For the Six Month Period
                                                           September 30,                 Ended September 30,
                                                 --------------------------------     -------------------------

                                                      2003             2002             2003             2002
                                                    --------         --------         --------         --------
Revenue:
  Software license and related revenue              $ 10,841         $ 11,329         $ 21,309         $ 21,206
  Maintenance and services                            14,392           13,691           28,180           27,193
                                                    --------         --------         --------         --------
    Total revenue                                     25,233           25,020           49,489           48,399
                                                    --------         --------         --------         --------
Cost of revenue:
  Software license expense                             3,187            3,763            6,986            7,834
  Maintenance and service expense                      4,061            4,105            8,511            8,379
                                                    --------         --------         --------         --------
    Total cost of revenue                              7,248            7,868           15,497           16,213
                                                    --------         --------         --------         --------

Gross profit                                          17,985           17,152           33,992           32,186
                                                    --------         --------         --------         --------

Operating expenses:
  Research and development, net (see note 6)           2,955            2,812            5,724            5,554
  Sales and marketing                                  8,350            7,738           15,930           15,248
  General and administrative                           3,325            3,539            6,525            6,869
                                                    --------         --------         --------         --------
    Total operating expenses                          14,630           14,089           28,179           27,671
                                                    --------         --------         --------         --------
                                                       3,355            3,063            5,813            4,515
Income from operations

Other income:
   Interest income                                       578              322              821              603
   Interest expense                                      (13)             (61)             (25)            (192)
   Other income (expense)                                (53)            (146)             493             (191)
                                                    --------         --------         --------         --------
    Total other income                                   512              115            1,289              220
                                                    --------         --------         --------         --------
    Income before provision for income taxes           3,867            3,178            7,102            4,735
Provision for income taxes                             1,315            1,207            2,497            1,791
                                                    --------         --------         --------         --------
Net income                                             2,552            1,971            4,605            2,944
Preferred stock dividend requirements                     --              (14)              --              (28)
                                                    --------         --------         --------         --------
Net income available to common stockholders         $  2,552         $  1,957         $  4,605         $  2,916
                                                    ========         ========         ========         ========
Basic earnings per share                            $   0.18         $   0.15         $   0.33         $   0.23
                                                    ========         ========         ========         ========

Diluted earnings per share                          $   0.16         $   0.14         $   0.29         $   0.21
                                                    ========         ========         ========         ========

Basic weighted average shares outstanding             13,810           12,774           13,768           12,695
                                                    ========         ========         ========         ========

Diluted weighted average shares outstanding           15,811           14,079           15,839           14,048
                                                    ========         ========         ========         ========

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Six Month Period
                                                                                  Ended September 30,
                                                                               ------------------------
                                                                                   2003         2002
                                                                                 --------     --------
Cash flows from operating activities:
    Net income                                                                   $  4,605     $  2,944
  Adjustments to reconcile net income from operations to net cash provided by operating activities:
      Amortization expense                                                          4,887        4,683
      Depreciation expense                                                            779        1,077
      Provision for doubtful accounts                                                (310)         375
      Deferred income taxes                                                            26          (61)
      Net gain on sale of intellectual property and other property and
      equipment                                                                      (346)          --
      Tax benefit from exercises of stock options                                     673          312
      Foreign currency transaction loss                                                47          192
  Changes in assets and liabilities:
      Accounts receivable                                                           1,452       (1,546)
      Prepaid expenses and other current assets                                      (560)          14
      Other assets                                                                     (5)          (7)
      Deferred revenues                                                            (2,480)          79
      Accounts payable                                                                (96)         351
      Accrued expenses and accrued compensation                                    (4,331)       2,314
                                                                                 --------     --------
    Net cash provided by operating activities                                       4,341       10,727
                                                                                 --------     --------
Cash flows from investing activities:
      Purchases and development of computer software                               (4,049)      (3,705)
      Purchases of property and equipment                                          (1,442)        (790)
      Purchases of marketable securities                                          (23,416)      (9,209)
      Sales of marketable securities                                               14,186        9,244
      Proceeds from sale of intellectual property                                     375           --
      Issuance of notes receivable                                                 (7,000)          --
                                                                                 --------     --------
      Net cash used in investing activities                                       (21,346)      (4,460)
                                                                                 --------     --------
Cash flows from financing activities:
      Proceeds from exercise of stock options                                         949        1,480
      Repayment of principal on long-term debt                                        (53)      (3,102)
      Dividends paid                                                                   --          (28)
                                                                                 --------     --------
      Net cash provided by (used in) financing activities                             896       (1,650)
                                                                                 --------     --------
      Net (decrease) increase in cash and cash equivalents                        (16,109)       4,617
      Effect of exchange rate on cash and cash equivalents                            601          710
      Cash and cash equivalents at beginning of period                             56,475       22,936
                                                                                 --------     --------
      Cash and cash equivalents at end of period                                 $ 40,967     $ 28,263
                                                                                 ========     ========
Supplemental disclosure of non-cash investing and financing activities:
  Mature shares tendered in payment for stock option exercises                   $     --     $     26

See notes to consolidated financial statements.

                             GROUP 1 SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                    For the Three Month Period    For the Six Month Period Ended
                                        Ended September 30,                September 30,
                                    --------------------------    ------------------------------
                                       2003            2002            2003            2002
                                      ------          ------          ------          ------
Net income                            $2,552          $1,971          $4,605          $2,944

Foreign currency translation
adjustments                              243             311             997           1,418
                                      ------          ------          ------          ------

Comprehensive income                  $2,795          $2,282          $5,602          $4,362
                                      ======          ======          ======          ======

See notes to consolidated financial statements.

                             Group 1 Software, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the three months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the year ending March 31, 2004. The information contained in the annual report on the Form 10-K for the year ended March 31, 2003, should be referred to in connection with the unaudited interim financial information.

2. On April 15, 2003, the Company entered into an agreement to acquire key assets of Sagent Technology, Inc. ("Sagent") for up to $17 million, payable in cash and debt forgiveness. Group 1 provided Sagent with $7 million in bridge financing, secured by all of Sagent's assets. The purchase agreement was approved by Group 1's and Sagent's board of directors. The transaction was subject to approval by Sagent's shareholders and certain other closing conditions. On July 31, 2003, Group 1 entered into an amendment to extend the maturity date of the existing secured loans to September 30, 2003 and to increase the borrowing limit under the agreement from $7 million to $9 million. On October 1, 2003, with the approval of Sagent's shareholders, the Company acquired key assets of Sagent in a business combination recorded using the purchase method of accounting. In consideration for the purchase, Group 1 has delivered $6,000,000 in cash, forgiven $7,000,000 in debt and will deliver $4,000,000, less adjustments, in cash in accordance with the Asset Purchase Agreement.

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

6. Research and development costs, before the capitalization of computer software development costs, were $4,591,000 and $4,675,000 for the three months ended September 30, 2003 and 2002, respectively. Capitalization of computer software development costs for the three months ended September 30, 2003 and 2002 were $1,636,000 and $1,863,000, respectively. Research and development costs, before the capitalization of computer software development costs, were $9,409,000 and $9,260,000 for the six months ended September 30, 2003 and 2002, respectively. Capitalization of computer software development costs for the six months ended September 30, 2003 and 2002 were $3,685,000 and $3,706,000, respectively. Amortization expense related to developed and acquired software costs was $1,933,000 and $2,100,000 in the three months ended September 30, 2003 and 2002, respectively and $4,477,000 and $4,196,000 in the six months ended September 30, 2003 and 2002, respectively.

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

                                                    For the Three Month Period      For the Six Month Period
                                                        Ended September 30,            Ended September 30,
                                                    --------------------------      ------------------------
                                                      2003            2002            2003            2002
                                                     ------          ------          ------          ------
Weighted average common shares
     outstanding-basic                               13,810          12,774          13,768          12,695
  Effect of dilutive securities:
      Stock options and warrants                      2,001           1,162           2,071           1,210
  Convertible Securities                                 --             143              --             143
                                                     ------          ------          ------          ------
Weighted average shares outstanding-diluted
                                                     15,811          14,079          15,839          14,048
                                                     ======          ======          ======          ======

There were 37,000 additional potentially dilutive common stock options or warrants in the three months ended September 30, 2003. There were 1,000 additional potentially dilutive common stock options or warrants in the six months ended September 20, 2003. There were 757,000 and 763,000 additional potentially dilutive common stock options and warrants in the three and six months ended September 30, 2002.

The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25," (FIN 44) and present the pro forma disclosures required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123) as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock Based Compensation
- Transition and Disclosure" (SFAS 148).

The Company accounts for the activity under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income and earnings per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     Three months ended                Six months ended
                                                                        September 30,                 September 30, 2002
                                                                 --------------------------        --------------------------
                                                                   2003             2002             2003             2002
                                                                 ---------        ---------        ---------        ---------
Net income available to common stockholders as reported          $   2,552        $   1,971        $   4,605        $   2,944
    Add: stock-based employee compensation expense
    included in reported net income                                     --               --               --               --
    Deduct: total stock-based employee compensation
    expense determined under fair value based method
    for all awards                                                  (1,099)            (791)          (2,162)          (1,631)
                                                                 ---------        ---------        ---------        ---------
    Pro forma net income available to common
    stockholders                                                 $   1,453        $   1,180        $   2,443        $   1,313
                                                                 =========        =========        =========        =========
Earnings per share
    Basic, as reported                                           $    0.18        $    0.15        $    0.33        $    0.23
                                                                 =========        =========        =========        =========
    Basic, pro forma                                             $    0.11        $    0.09        $    0.18        $    0.10
                                                                 =========        =========        =========        =========
    Diluted, as reported                                         $    0.16        $    0.14        $    0.29        $    0.21
                                                                 =========        =========        =========        =========
    Diluted, pro forma                                           $    0.09        $    0.08        $    0.15        $    0.09
                                                                 =========        =========        =========        =========

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and six months ended September 30, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 87% and 104%, a risk-free interest rate of 2.99% and 2.98% and an expected term of
4.03 years for both periods. For the six months ended September 30, 2003 and 2002, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 87% and 104%, a risk-free interest rate of 2.63% and 4.04% and an expected term of 4.03 years.

8. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after September 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

9. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company's legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

10. Segment Information

The following table presents certain financial information relating to each reportable segment:

                                                 Three Months                 Six Months
                                              Ended September 30,         Ended September 30,
                                             ---------------------       ---------------------
  Segment Information (in thousands)           2003          2002          2003          2002
--------------------------------------       -------       -------       -------       -------
Revenue:
   Enterprise Solutions                      $17,843       $16,915       $35,265       $33,042
   DOC1                                        7,390         8,105        14,224        15,357
                                             -------       -------       -------       -------
      Total Revenue                          $25,233       $25,020       $49,489       $48,399
                                             =======       =======       =======       =======

Gross Profit:
   Enterprise Solutions                      $13,825        12,099       $26,420       $23,008
   DOC1                                        4,160         5,053         7,572         9,178
                                             -------       -------       -------       -------
   Total Gross Profit                        $17,985        17,152       $33,992       $32,186
                                             =======       =======       =======       =======

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions segment was $975,000 and $1,347,000 in the three months and $2,581,000 and $2,723,000 in the six months ended September 30, 2003 and 2002, respectively. Amortization of capitalized developed and acquired software associated with the DOC1 segment was $958,000 and $753,000 in the three months and $1,896,000 and $1,473,000 in the six months ended September 30, 2003 and 2002.

As of September 30, 2003 and March 31, 2003, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

                           September 30,      March 31,
                               2003             2003
                           -------------      ---------
Enterprise Solutions         $ 39,609         $ 39,075
DOC1                           28,642           32,039
Corporate                      62,292           59,262
                             --------         --------
Total assets                 $130,543         $130,376
                             ========         ========

The changes in the carrying amount of goodwill for the three months ended September 30, 2003 for each reportable segment were as follows (in thousands):

                                                     Enterprise Solutions         DOC1
                                                     --------------------       -------
Balance as of March 31, 2003                               $ 4,497               $8,219
Effect of sale of intellectual property                         (8)                  --
Effect of currency translation on goodwill                      --                   18
                                                           -------               ------
Balance as of September 30, 2003                           $ 4,489               $8,237
                                                           =======               ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Any statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as "may vary", "believes", "anticipates" and "expects". Actual results may differ materially from the expectations expressed or implied in the forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

For the three months ended September 30, 2003 and 2002, the Company had revenues of $25.2 million and $25.0 million, respectively. Net income available to common stockholders for the three months ended September 30, 2003 was $2.6 million or $0.16 diluted earnings per share compared with $2.0 million or $0.14 diluted earnings per share in the same period in the prior year. The increase in earnings for the three month period is primarily due to increased revenue, lower royalty expense and higher non-operating income.

All of Group 1's operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 71% and 68% of Group 1's total revenue for the second fiscal quarters ended September 30, 2003 and 2002, respectively. DOC1 revenue was 29% and 32% of total revenue for the second quarters of fiscal 2004 and fiscal 2003, respectively. For the six months ended September 30, 2003 and 2002, Enterprise Solutions revenue was 71% and 68% of total revenue and DOC1 revenue was 29% and 32% of total revenue, respectively.

International revenues were 15% and 16% of Group 1's total revenue in the second quarters of fiscal 2004 and 2003, respectively. International revenues were 13% and 15% of total revenue in the first six months of fiscal 2004 and 2003, respectively. The decrease in international revenue is primarily due to lower sales of the DOC1 product in Europe.

Software license and related revenue of $10.8 million for the second fiscal quarter of 2004 decreased 4% from $11.3 million the same period the prior year. As a percent of total revenue, second quarter software license and related revenues were 43% in fiscal 2004 compared with 45% in fiscal 2003. Software license and related revenue was $21.3 million for the six months ended September 30, 2003, or 43% of revenue and $21.2 million or 44% of revenue in the prior year six month period.

Enterprise Solutions license revenue increased 9% to $8.5 million in the three month period ended September 30, 2003. The increase in the quarter is due to higher sales of Data Quality products.

License fees from DOC1 for the three months ended September 30, 2003 were $2.3 million, compared with $3.5 million the prior year. DOC1 license revenue was $4.5 million and $6.2 million for the six months ended September 30, 2003 and 2002, respectively. The decrease in DOC1 license revenue was due lower sales both domestically and internationally.

Maintenance and service revenue was $14.4 million for the second quarter of fiscal year 2004 and $13.7 million in the prior year's second fiscal quarter. Maintenance and service revenue was 57% of total revenue for the quarter ended September 30, 2003 and 55% of total revenue in the same period in the prior year. Maintenance and service revenue was $28.2 million, 57% of total revenue, for the first six months of fiscal year 2004 and $27.2 million, 56% of total revenue, in the prior year's six month period. Recognized maintenance fees included in maintenance and service revenue were $11.8 million for the quarter ended September 30, 2003 and $11.2 million for the same period the prior year, an increase of 6%. Recognized maintenance fees included in maintenance and service revenue were $23.6 million for the six months ended September 30, 2003 and $22.2 million for the same period the prior year, an increase of 6%.

For the quarter ended September 30, 2003, Enterprise Solutions recognized maintenance was $8.3 million, a 1% decrease from the same period in the prior year. DOC1 recognized maintenance increased 24% to $3.5 million in the quarter ended September 30, 2003 compared with the comparable period the prior year. For the six months ended September 30, 2003 and 2002, Enterprise Solutions recognized maintenance was $16.7 million, in both periods. DOC1 recognized maintenance was $6.9 million and $5.5 million in the six months ended September 30, 2003 and 2002, respectively. The increase in maintenance revenue in DOC1 was due to the recognition of a higher level of maintenance renewals based on an increase in the installed customer base.

Professional and educational service revenue from the Enterprise Solutions segment was $1.0 million and $0.7 million in the three months ended September 30, 2003 and 2002, respectively. Enterprise Solutions service revenue was $1.8 million and $1.4 million in the six months ended September 30, 2003 and 2002, respectively. DOC1 service revenue decreased to $1.6 million in the quarter ended September 30, 2003 from $1.8 million in the same period of the prior fiscal year. The decrease in professional and educational service revenue in DOC1 in the three and six month period is due to lower sales of new installations which require integration services.

Total cost of revenue for the second quarter of fiscal 2004 and 2003 was $7.2 million and $7.9 million, respectively. For the first six months of fiscal 2004 and 2003, total cost of revenue was $15.5 million and $16.2 million. The separate components of cost of revenue are discussed below.

Software license expense decreased for the three month period ended September 30, 2003 to $3.2 million from $3.8 million for the same period in the prior year representing 29% and 33% of software license and related revenues, respectively. Software license expense was $7.0 million and $7.8 million in the six months ended September 30, 2003 and 2002, representing 33% and 37% of software license and related revenue in both respective periods. The decrease in software license expense in the current year is primarily due to decreases in royalty and amortization of capitalized development expenses, although amortization exceeded capitalization by $0.3 million in the three month period ended September 30, 2003 and $0.8 million in the six month period ended the same date.

Maintenance and service expense was $4.1 million in both the current and prior year, representing 28% and 30% of maintenance and service revenue, respectively. Maintenance and service expense was $8.5 million and $8.4 million in the six months ended September 30, 2003 and 2002, or 30% and 31% of maintenance and service revenue, respectively.

Included in maintenance and service expense discussed above are professional and educational service costs which were $2.2 million for both three month periods ended September 30, 2003 and 2002. Professional and educational service costs were $4.6 million in both six month periods ended September 30, 2003 and 2002.

Costs of maintenance were $1.9 million for the second fiscal quarters of 2004 and 2003, representing 16% and 17% of maintenance revenue, respectively. Costs of maintenance were $3.9 million and $3.8 million for the first six months of fiscal 2004 and 2003, 16% and 17% of maintenance revenue, respectively.

Total operating costs of $14.6 million amounted to 58% of revenue for the quarter ended September 30, 2003 compared with $14.1 million or 56% of revenue for the prior year period. Total operating costs of $28.2 million were 57% of revenue for the six months ended September 30, 2003 compared with $27.7 million or 57% of revenue for the prior year period. The various components of operating costs are discussed below.

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

Costs of research and development, before capitalization, were $4.6 million and $4.7 million or 18% and 19% of revenue in the quarters ended September 30, 2003 and 2002, respectively. Costs of research and development, before capitalization, were $9.4 million and $9.3 million, 19% of revenue in the six months ended September 30, 2003 and 2002, respectively. Total research and development expense after capitalization of certain development costs was $3.0 million or 12% of revenue for the three month period ended September 30, 2003 compared with $2.8 million or 11% in the prior year (see footnote 6 of notes to consolidated financial statements). Amortization expense related to developed and acquired software costs was $1.9 million and $2.1 million in the three months ended September 30, 2003 and 2002, respectively and $4.5 million and $4.2 million in the six months ended September 30, 2003 and 2002, respectively.

Sales and marketing expenses totaled $8.4 million or 33% of revenue in the second quarter of fiscal 2004 and $7.7 million or 31% in the prior year second quarter. Sales and marketing expenses totaled $15.9 million or 32% of revenue in the first six months of fiscal 2004 and $15.2 million or 32% in the prior year same period. Sales and marketing expenses for Enterprise Solutions were 28% of Enterprise Solutions revenue in the second fiscal quarter of 2003 and 27% for the same period the prior year. In the first six months of fiscal 2004 and 2003, Enterprise Solutions sales and marketing expenses were 26% and 27% of the segment's revenue. DOC1 sales and marketing expenses were 46% of DOC1 revenue for the second fiscal quarter of 2003 and 39% for the same period the prior year. DOC1 sales and marketing expenses were 47% and 40% of DOC1 revenue in the first six months of fiscal 2004 and 2003, respectively. The increase in cost as a percent of revenue in the DOC1 segment is due primarily to lower revenues.

General and administrative expenses were $3.3 million or 13% of total revenue compared with $3.5 million or 14% of revenue for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses were $6.5 million or 13% of total revenue compared with $6.9 million or 14% of revenue for the six months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expenses in the quarter and six months is primarily related to a recovery of bad debt expense and a decrease in legal expenses.

Net other income was $0.5 million for the quarter ended September 30, 2003 as compared with $0.1 million for the same period in the prior year. For the six months ended September 30, 2003 and 2002, net other income was $1.3 million and $0.2 million, respectively. The increase in other income in the current year quarter is due to interest income recognized on the bridge loan to Sagent Technology, Inc. prior to the asset acquisition on October 1, 2003. The increase in other income in the current year six-month period is the result of currency translation gains and a gain on the sale of intellectual property, in addition to the increased interest income.

The Company's effective tax rates were 34% and 38% for the three month periods ended September 30, 2003 and 2002, respectively. The current period's rate is the net effect of a 34% effective tax rate on domestic taxable income and a 32% rate on foreign losses. The lower effective tax rate in the current quarter and six month period is primarily due to increased research and development credits and lower state income tax provisions in the United States .

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FR 60"), in December 2001. FR 60 requires companies to disclose those accounting policies considered most critical. Note 1 to the audited financial statements in the Company's annual report on Form 10-K for the year ended March 31, 2003 includes a summary of the Company's significant accounting policies. Of those policies, the Company has identified the following as the most critical because they require significant judgment and estimates on the part of management in their application:

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. During the three months ended September 30, 2003, the Company has not incurred any losses on contracts in progress.

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

Capitalized Software: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Goodwill: In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of April 1, 2001 and tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2003 and concluded that goodwill of its reporting units was not impaired.

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

Liquidity and Capital Resources

The Company's working capital was $47.7 million at September 30, 2003, as compared with $39.8 million at March 31, 2003. The current ratio was 2.2 to 1 at September 30, 2003 and 1.8 to 1 at March 31, 2003. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004. The line of credit bears interest at the bank's prime rate or Libor plus 140 basis points, at Group 1's option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At September 30, 2003 and at March 31, 2003, there were no borrowings outstanding under the line of credit.

During fiscal 2004 to date, net income of $4.6 million plus net non-cash expenses of $5.7 million less a $6.0 million net decrease in assets and liabilities provided a total of $4.3 million cash from operating activities. The net changes in assets and liabilities include a decrease in accounts receivable that increased cash by $1.5 million during the quarter. The decrease in receivables was due to increased cash collections. Deferred revenues decreased by $2.5 million, and accrued expenses and compensation decreased by $4.3 million, decreasing cash by a total of $6.8 million. The decreased accrued compensation was due primarily to payments of prior year incentive compensation accruals. The decrease in deferred revenue is primarily related to the recognition of license fees on certain transactions that had been previously deferred. Other working capital items decreased cash by $0.7 million.

Cash flows of $21.3 million used in investing activities consist of expenditures for investments in software development and capital equipment of $5.5 million, net purchases of marketable securities of $9.2 million, $7.0 million in notes receivable issued to Sagent and proceeds of $0.4 million from the sale of intellectual property.

Proceeds from the exercise of stock options of $0.9 million net of repayments of long-term debt provided a total of $0.9 million cash from financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of September 30, 2003, the Company's capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company's contractual obligations and commercial commitments (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                Total Amount     Less than
           Contractual Obligations                Committed       1 Year         1-3 Years     4-5 Years     Over 5 Years
-------------------------------------------------------------------------------------------------------------------------
Operating leases                                   $27,284         $3,841         $6,344        $4,285          $12,814
-------------------------------------------------------------------------------------------------------------------------
Notes payable                                          668            318            350            --               --
-------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                 $27,952         $4,159         $6,694        $4,285          $12,814
-------------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after September 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by the Company's legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has a subsidiary in the United Kingdom with offices throughout continental Europe. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiary are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in pounds sterling. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiary and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of September 30, 2003, however, the Company's exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

ITEM 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            Part II Other Information

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to, and approved by, the required vote of security holders of the Company at the Company's annual shareholders' meeting held on September 4, 2003:

            To elect three directors to hold office until the third annual meeting of stockholders of the Company following their election and until the election and qualification of their successors.

               Nominees                     For                   Withheld
               -----------------------------------------------------------
               James P. Marden           10,196,319              2,687,371
               Charles A. Mele           12,072,311                811,379
               Charles J. Sindelar       10,223,773              2,659,917

            All nominees were duly elected. In addition to the newly elected directors, the terms of office as directors of Messrs. James V. Manning, Richard Eisenberg, Bruce J. Spohler, Robert S. Bowen, Thomas S. Buchsbaum and Alan P. Slater continued after the meeting.

            Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 200 million shares.

                           For               Against          Abstained
                           --------------------------------------------
                           8,457,103         3,842,187         79,550

            Amendment to the Company's 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan to increase by 500,000 shares the number of shares subject to the plan.

                           For               Against          Abstained
                           --------------------------------------------
                           8,457,103         4,373,806         52,781

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

      Exhibit 31.1 Certification of Robert S. Bowen, Chief Executive Officer,
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 Certification Mark Funston, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Certifications of Robert S. Bowen, Chief Executive Officer,
                   and Mark Funston, Chief Financial Officer, pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      Form 8-K filed November 7, 2003 for the press release regarding financial results for the period ended September 30, 2003.

      Form 8-K filed October 16, 2003 for the press release regarding preliminary financial results for the period ended September 30, 2003.

      Form 8-K filed October 15, 2003 for the October 1, 2003 agreement for the purchase of assets of Sagent Technology, Inc.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Group 1 Software, Inc.


                                                         /s/ Robert S. Bowen
                                                         Chief Executive Officer
                                                         November 14, 2003

                                                         /s/ Mark Funston
                                                         Chief Financial Officer
                                                         November 14, 2003