Form 10-Q
period 2003-12-31
GROUP 1 SOFTWARE INC
filed 2004-02-17
CIK 23055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

☐    Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from ____________ to ____________

Commission File Number: 0-6355

Group 1 Software, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	52-0852578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Parliament Place, Suite 600, Lanham, MD	20706-1860
(Address of principal executive offices)	(Zip Code)

(301) 918-0400
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Shares Outstanding Effective
February 6, 2003
15,176,765

Class
Common Stock, $.50 par value

GROUP 1 SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except par value)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,685	$56,475
Short-term investments, available-for-sale	7,801	7,712
Trade and installment accounts receivable, less
allowance of $2,561 and $ 1,755	22,963	18,834
Deferred income taxes	1,886	2,130
Prepaid expenses and other current assets	4,335	4,067

Total current assets	87,670	89,218
Installment accounts receivable, long-term	11	39
Property and equipment, net	5,723	4,707
Computer software, net	25,458	23,490
Goodwill	24,287	12,716
Other assets	6,025	206

Total assets	$149,174	$130,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,926	$1,358
Current portion of note payable and capital lease obligations
	457	371
Accrued expenses	10,720	7,033
Accrued compensation	8,093	9,454
Current deferred revenues	35,938	31,241

Total current liabilities	57,134	49,457
Note payable and capital lease obligations, net of current portion	443	350
Deferred revenues, long-term	1,863	315
Deferred income taxes	4,104	4,694

Total liabilities	63,544	54,816

Commitments and contingencies
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par
value; 1,200 shares authorized; none issued	— — —	— — —
Common stock $0.50 par value; 200,000 and 50,000 shares authorized; 15,156 and 14,902
shares issued	7,578	7,451
Additional paid in capital	37,309	34,951
Retained earnings	43,200	37,619
Accumulated other comprehensive income	2,636	184
Treasury stock, 1,271 and 1,246 shares, at cost	(5,093)	(4,645)

Total stockholders’ equity	85,630	75,560

Total liabilities and stockholders’ equity	$149,174	$130,376

See notes to consolidated financial statements

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2003	2002	2003	2002
Revenue:
Software license and related revenue	$14,198	$12,525	$35,507	$33,731
Maintenance and services	17,124	14,165	45,304	41,358

Total revenue	31,322	26,690	80,811	75,089

Cost of revenue:
Software license expense	4,038	3,379	11,024	11,213
Maintenance and service expense	4,821	4,302	13,332	12,681

Total cost of revenue	8,859	7,681	24,356	23,894

Gross profit	22,463	19,009	56,455	51,195

Operating expenses:
Research and development, net (see note 5)	5,228	3,032	10,952	8,586
Sales and marketing	11,107	8,464	27,037	23,712
General and administrative	4,579	3,999	11,104	10,868

Total operating expenses	20,914	15,495	49,093	43,166

	1,549	3,514	7,362	8,029
Income from operations

Other income:
Interest income	187	276	1,008	879
Interest expense	(6)	(97)	(31)	(289)
Other income (expense)	(141)	(31)	352	(222)

Total other income	40	148	1,329	368

Income before provision for income taxes	1,589	3,662	8,691	8,397
Provision for income taxes	613	1,321	3,110	3,112

Net income;	976	2,341	5,581	5,285

Preferred stock dividend requirements	— — —	(14)	— — —	(42)

Net income available to common stockholders	$976	$2,327	$5,581	$5,243

Basic earnings per share	$0.07	$0.18	$0.40	$0.41

Diluted earnings per share	$0.06	$0.16	$0.35	$0.37

Basic weighted average shares outstanding	13,865	13,182	13,800	12,858

Diluted weighted average shares outstanding	15,766	14,959	15,821	14,376

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands)
(Unaudited)

	For the Nine Month Period Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$5,581	$5,285
Adjustments to reconcile net income from
operations to net cash provided by operating activities:
Amortization expense	7,364	7,013
Depreciation expense	1,394	1,637
Provision for doubtful accounts	(359)	575
Deferred income taxes	(342)	(73)
Net gain on sale of intellectual property and other property and equipment	(346)	— — —

Tax benefit from exercises of stock options	908	1,138
Foreign currency transaction loss	151	228
Compensation expense for warrants issued	10	— — —
Changes in assets and liabilities:
Accounts receivable	1,924	(2,481)
Prepaid expenses and other current assets	458	(958)
Other assets	(495)	(26)
Deferred revenues	(2,760)	1,423
Accounts payable	662	(330)
Accrued expenses and accrued compensation	(3,452)	3,910

Net cash provided by operating activities	10,698	17,341

Cash flows from investing activities:
Purchases and development of computer software	(5,515)	(5,868)
Purchases of property and equipment	(2,186)	(1,187)
Payment for acquisition, net of cash acquired	(11,472)	— — —
Purchases of marketable securities	(31,963)	(15,279)
Sales of marketable securities	31,873	26,798
Proceeds from sale of intellectual property	375	— — —

Net cash (used in) provided by investing activities	(18,888)	4,464

Cash flows from financing activities:
Proceeds from exercise of stock options	1,118	2,721
Repayment of principal on long-term debt	(56)	(6,027)
Dividends paid	— — —	(28)

Net cash provided by (used in) financing activities	1,062	(3,334)

Net (decrease) increase in cash and cash equivalents	(7,128)	18,471
Effect of exchange rate on cash and cash equivalents	1,338	743
Cash and cash equivalents at beginning of period	56,475	22,936

Cash and cash equivalents at end of period	$50,685	$42,150

Supplemental disclosure of non-cash investing and financing activities:
Mature shares tendered in payment for stock option exercises	$51	$26
See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2003	2002	2003	2002
Net income	$976	$2,341	$5,581	$5,285
Foreign currency translation
adjustments	1,455	143	2,452	1,561

Comprehensive income	$2,431	$2,484	$8,033	$6,846

See notes to consolidated financial statements.

Group 1 Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated financial statements for the three and nine months ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a recurring nature in the normal course of business. Limited footnote information is presented in accordance with quarterly reporting requirements. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results for the year ending March 31, 2004. The information contained in the annual report on the Form 10-K for the year ended March 31, 2003, should be referred to in connection with the unaudited interim financial information.

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

5. Research and development costs, before the capitalization of computer software development costs, were $6,476,000 and $5,003,000 for the three months ended December 31, 2003 and 2002, respectively. Capitalization of computer software development costs for the three months ended December 31, 2003 and 2002 were $1,248,000 and $1,971,000, respectively. Research and development costs, before the capitalization of computer software development costs, were $15,885,000 and $14,263,000 for the nine months ended December 31, 2003 and 2002, respectively. Capitalization of computer software development costs for the nine months ended December 31, 2003 and 2002 were $4,933,000 and $5,677,000, respectively. Amortization expense related to developed and acquired software costs was $2,110,000 and $2,117,000 in the three months ended December 31, 2003 and 2002, respectively and $6,587,000 and $6,313,000 in the nine months ended December 31, 2003 and 2002, respectively.

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

Reconciliation of the shares used in the basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	For the Three Month Period Ended December 31,		For the Nine Month Period Ended December 31,
	2003	2002	2003	2002
Weighted average common shares outstanding-basic
	13,865	13,182	13,800	12,858
Effect of dilutive securities:
Stock options and warrants	1,901	1,635	2,021	1,376
Convertible Securities	— — —	142	— — —	142

Weighted average shares
outstanding-diluted	15,766	14,959	15,821	14,376

There were 203,000 additional potentially dilutive common stock options or warrants in the three months ended December 31, 2003. There were 57,000 additional potentially dilutive common stock options or warrants in the nine months ended December 31, 2003. There were 11,000 and 814,000 additional potentially dilutive common stock options and warrants in the three and nine months ended December 31, 2002.

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

	Three Months ended December 31,		Nine Months Ended December 31, 2002
	2003	2002	2003	2002
Net income available to common stockholders
as reported	$976	$2,327	$5,581	$5,243
Add: stock-based employee compensation expense included in reported
net income	— — —	— — —	— — —	— — —
Deduct: total stock-based employee compensation expense determined
under fair value based method for all awards	(1,293)	(487)	(3,456)	(2,118)

Pro forma net income (loss) available to
common stockholders	$(317)	$1,840	$2,125	$3,125

Earnings (loss) per share
Basic, as reported	$0.07	$0.18	$0.40	$0.41

Basic, pro forma	$(0.02)	$0.14	$0.15	$0.24

Diluted, as reported	$0.06	$0.16	$0.35	$0.37

Diluted, pro forma	$(0.02)	$0.12	$0.13	$0.22

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended December 31, 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 83% and 104%, a risk-free interest rate of 2.66% and 2.98% and an expected term of 4.02 years for both periods. For the nine months ended December 31, 2003 and 2002, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 83% and 104%, a risk-free interest rate of 3.25% and 4.04% and an expected term of 4.02 years.

7. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003, except in certain circumstances, and for hedging relationships designated after December 31, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

8. Legal Contingencies

The Company is not a party to any legal proceedings, which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

9. Segment Information

The following table presents certain financial information relating to each reportable segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
Segment Information (in thousands)	2003	2002	2003	2002
Revenue:
Enterprise Solutions	$24,168	$18,176	$59,433	$51,218
DOC1	7,154	8,514	21,378	23,871

	$31,322	$26,960	$80,811	$75,089

Gross Profit:
Enterprise Solutions	$18,718	$13,731	$45,138	$36,739
DOC1	3,745	5,278	11,317	14,456

Total Gross Profit	$22,463	$19,009	$56,455	$51,195

Amortization of capitalized developed and acquired software associated with the Enterprise Solutions segment was $1,100,000 and $1,356,000 in the three months and $3,681,000 and $4,079,000 in the nine months ended December 31, 2003 and 2002, respectively. Amortization of capitalized developed and acquired software associated with the DOC1 segment was $1,010,000 and $761,000 in the three months and $2,906,000 and $2,234,000 in the nine months ended December 31, 2003 and 2002.

As of December 31, 2003 and March 31, 2003, the Company determined that the identifiable assets for its reportable segments were as follows (in thousands):

	December 31, 2003	March 31, 2003
Enterprise Solutions	$63,879	$39,075
DOC1	34,340	32,039
Corporate	50,955	59,262

Total assets	$149,174	$130,376

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1
Balance as of March 31, 2003	$4,497	$8,219
Goodwill acquired	11,306	— — —
Effect of sale of intellectual property	(8)	— — —
Effect of currency translation on goodwill	232	41

Balance as of December 31, 2003	$16,027	$8,260

10. Business Combinations

On October 1, 2003, Group 1 Software, Inc., a Delaware corporation (“Group 1”), and Sagent Technology, Inc., a Delaware corporation (“Sagent”), consummated the transaction contemplated in the Agreement for the Purchase and Sales of Assets dated April 15, 2003 (the “APA”). Pursuant to the APA, Group 1 has purchased specifically identified assets and assumed specifically identified liabilities of Sagent (the “Purchase”) as of October 1, 2003. In consideration for the Purchase, Group 1 has delivered $6,000,000 in cash, forgiven $7,000,000 in debt and will deliver approximately $1,850,000, plus interest, in cash at a future date in accordance with the APA. The cash consideration for the acquisition was paid from Group 1’s working capital and it is anticipated that future payments will also be made from working capital.

Under the purchase method of accounting the purchase price is allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their respective fair values on the acquisition date. Purchase price in excess of net tangible and identifiable intangible assets has been recorded as goodwill.

The Sagent assets include: the Data Flow product for data extraction, transformation and loading (ETL), the Centrus products for business geographics applications as well added distribution capabilities.

The total purchase price of Sagent assets of approximately $16,326,000, consisting of $6,000,000 paid in cash, $7,000,000 debt forgiveness, an additional $1,850,000 to be paid in cash at a future date, acquisition costs of $1,476,000 and net liabilities assumed of $2,540,000 was preliminarily allocated as follows (in thousands):

Tangible assets	$11,840
Liabilities assumed	(14,380)

Net liabilities assumed	$(2,540)

Intangible assets:
Computer software	2,000
Goodwill	11,306
Trademarks	1,500
Distribution network	860
Contractual customer relationships	3,200

Total intangible assets	$18,866

Total purchase price	$16,326

Computer software will be amortized over the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of five years. Goodwill and trademarks will not be amortized. Other intangibles will be amortized over their estimated useful lives of six to ten years.

The following unaudited pro forma consolidated results of operations give effect to the Purchase as if it had been consummated at the beginning of the fiscal years presented. The unaudited pro forma data gives effect to actual operating results prior to the October 1, 2003 acquisition, adjusted to include the pro forma effect of amortization of intangibles, interest income and tax effects to the pro forma adjustments. The accounting policies of Group 1 and Sagent are substantially comparable. Sagent’s fiscal year end is December 31.

(thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue	$31,322	$35,006	$95,867	$100,969
Net income (loss) available to common shareholders	$976	$279	$3,713	$(6,610)
Diluted earnings (basic and diluted loss) per share	$0.06	$0.02	$0.23	$(0.46)
Weighted average shares outstanding	15,766	14,959	15,821	14,376

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

11. Acquired Intangible Assets (in thousands)

	Gross Carrying Amount as of December 31, 2003	Accumulated Amortization as of December 31, 2003
Amortized acquired intangible assets:
Computer software	$10,693	$7,121
Distribution network	$860	$22
Contractual customer relationships	$3,200	$128

Unamortized acquired intangible assets:
Goodwill	$26,646	$2,359
Trademarks	$1,500	— — —

     The aggregate amortization expense for the three and nine months ended December 31, 2003 and 2002 was $557,000 and $1,994,000 respectively. The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

For year ending March 31, 2005	$2,275
For year ending March 31, 2006	$2,255
For year ending March 31, 2007	$1,697
For year ending March 31, 2008	$1,088
For year ending March 31, 2009	$881

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Any statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward looking statements may include words such as “may vary”, “believes”, “anticipates” and “expects”. Actual results may differ materially from the expectations expressed or implied in the forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

For the three months ended December 31, 2003 and 2002, the Company had revenues of $31.3 million and $26.7 million, respectively. Net income available to common stockholders for the three months ended December 31, 2003 was $1.0 million or $0.06 diluted earnings per share compared with $2.3 million or $0.16 diluted earnings per share in the same period in the prior year. The decrease in earnings for the three month period is primarily due to lower margins in the DOC 1 segment due to lower revenue along with one time costs associated with the Sagent acquisition. Revenues were $80.8 million and $75.1 million for the nine months ended December 31, 2003 and 2002, respectively. Net income available to common stockholders was $5.6 million or $0.35 diluted earnings per share and $5.2 million or $0.37 diluted earnings per share in the nine months ended December 31, 2003 and 2002, respectively.

All of Group 1‘s operations are based in the two business segments defined as Enterprise Solutions and DOC1. Enterprise Solutions revenue accounted for 77% and 68% of Group 1‘s total revenue for the third fiscal quarters ended December 31, 2003 and 2002, respectively. DOC1 revenue was 23% and 32% of total revenue for the third quarters of fiscal 2004 and fiscal 2003, respectively. For the nine months ended December 31, 2003 and 2002, Enterprise Solutions revenue was 74% and 68% of total revenue and DOC1 revenue was 26% and 32% of total revenue, respectively. All revenues associated with the recently acquired Sagent products are included in the Enterprise Solutions segment (see Note 10).

International revenues were 15% and 17% of Group 1‘s total revenue in the third quarters of fiscal 2004 and 2003, respectively. International revenues were 14% and 16% of total revenue in the first nine months of fiscal 2004 and 2003, respectively. The decrease in international revenue as a percent of total revenue is primarily due to a decrease in Latin American revenue.

Software license and related revenue of $14.2 million for the third fiscal quarter of 2004 increased 13% from $12.5 million the same period the prior year. As a percent of total revenue, third quarter software license and related revenues were 45% in fiscal 2004 compared with 47% in fiscal 2003. Software license and related revenue was $35.5 million for the nine months ended December 31, 2003, or 44% of revenue and $33.7 million or 45% of revenue in the prior year nine month period.

Enterprise Solutions license revenue increased 36% to $11.9 million in the three month period ended December 31, 2003. Enterprise Solutions license revenue was $28.6 million and $23.7 million in the nine month periods ended December 31, 2003 and 2002, respectively. The increase in the quarter is due to revenue from the recently acquired Sagent products along with higher sales of the Company’s GeoTAX tax jurisdiction software offset by lower sales of Code 1 Plus and Canadian Code 1 Plus.

License fees from DOC1 for the three months ended December 31, 2003 were $2.3 million compared with $3.8 million the prior year. DOC1 license revenue was $6.9 million and $10.0 million for the nine months ended December 31, 2003 and 2002, respectively. The decrease in DOC1 license revenue was due to lower domestic and Latin American sales.

Maintenance and service revenue was $17.1 million for the third quarter of fiscal year 2004 and $14.2 million in the prior year’s third fiscal quarter. Maintenance and service revenue was 55% of total revenue for the quarter ended December 31, 2003 and 53% of total revenue in the same period in the prior year. Maintenance and service revenue was $45.3 million, 56% of total revenue, for the first nine months of fiscal year 2004 and $41.4 million, 55% of total revenue, in the prior year’s nine month period. Recognized maintenance fees included in maintenance and service revenue were $14.3 million for the quarter ended December 31, 2003 and $11.6 million for the same period the prior year, an increase of 23%. Recognized maintenance fees included in maintenance and service revenue were $37.9 million for the nine months ended December 31, 2003 and $33.9 million for the same period the prior year, an increase of 12%.

For the quarter ended December 31, 2003, Enterprise Solutions recognized maintenance was $10.9 million, a 26% increase from the same period in the prior year. DOC1 recognized maintenance increased 13% to $3.4 million in the quarter ended December 31, 2003 compared with the comparable period the prior year. For the nine months ended December 31, 2003 and 2002, Enterprise Solutions recognized maintenance was $27.6 million and $25.3 million, respectively. DOC1 recognized maintenance was $10.3 million and $8.6 million in the nine months ended December 31, 2003 and 2002, respectively. The increase in maintenance revenue in DOC1 was due to the increase in the installed customer base. The increase in maintenance revenue in Enterprise Solutions for the three and nine month periods ended December 31, 2003 is due to the Sagent acquisition.

Professional and educational service revenue from the Enterprise Solutions segment was $1.4 million and $0.9 million in the three months ended December 31, 2003 and 2002, respectively. Enterprise Solutions service revenue was $3.2 million and $2.2 million in the nine months ended December 31, 2003 and 2002, respectively. DOC1 service revenue decreased to $1.4 million in the quarter ended December 31, 2003 from $1.7 million in the same period of the prior fiscal year. DOC1 service revenue was $4.2 million and $5.3 million in the nine months ended December 31, 2003 and 2002, respectively. The decrease in professional and educational service revenue in DOC1 in the three and nine month period is due to lower sales of new installations which require integration services.

Total cost of revenue for the third quarter of fiscal 2004 and 2003 was $8.9 million and $7.7 million, respectively. For the first nine months of fiscal 2004 and 2003, total cost of revenue was $24.4 million and $23.9 million. The separate components of cost of revenue are discussed below.

Software license expense increased for the three month period ended December 31, 2003 to $4.0 million from $3.4 million for the same period in the prior year representing 28% and 27% of software license and related revenues, respectively. Software license expense was $11.0 million and $11.2 million in the nine months ended December 31, 2003 and 2002, representing 31% and 33% of software license and related revenue in both respective periods. The increase in software license expense in the current quarter is primarily due to increases in royalty costs associated with increased sales of the Company’s GeoTAX product and the expense of certain third party inventory made redundant by the acquisition of the Sagent products.

Maintenance and service expense was $4.8 million in the current quarter and $4.3 million in the prior year third quarter, representing 28% and 30% of maintenance and service revenue, respectively. Maintenance and service expense was $13.3 million and $12.7 million in the nine months ended December 31, 2003 and 2002, or 29% and 31% of maintenance and service revenue, respectively.

Included in maintenance and service expense discussed above are professional and educational service costs which were $2.6 million and $2.5 million in the three month periods ended December 31, 2003 and 2002, respectively. Professional and educational service costs were $7.2 million and $7.1 million in the nine month periods ended December 31, 2003 and 2002 respectively.

Costs of maintenance were $2.2 million and $1.8 million for the third fiscal quarters of 2004 and 2003, representing 15% and 16% of maintenance revenue, respectively. Costs of maintenance were $6.1 million and $5.6 million for the first nine months of fiscal 2004 and 2003, 16% and 17% of maintenance revenue, respectively.

Total operating costs of $20.9 million amounted to 67% of revenue for the quarter ended December 31, 2003 compared with $15.5 million or 58% of revenue for the prior year period. Total operating costs of $49.1 million were 61% of revenue for the nine months ended December 31, 2003 compared with $43.2 million or 57% of revenue for the prior year period. The various components of operating costs are discussed below.

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

Costs of research and development, before capitalization, were $6.5 million and $5.0 million or 21% and 19% of revenue in the quarters ended December 31, 2003 and 2002, respectively. Costs of research and development, before capitalization, were $15.9 million and $14.3 million, 20% and 19% of revenue in the nine months ended December 31, 2003 and 2002, respectively. Total research and development expense after capitalization of certain development costs was $5.2 million or 17% of revenue for the three month period ended December 31, 2003 compared with $3.0 million or 11% in the prior year (see footnote 5 of notes to consolidated financial statements). The increase in research and development costs are attributed to higher costs associated with the Sagent asset acquisition. Amortization expense related to developed and acquired software costs was $2.1 million in both three month periods ended December 31, 2003 and 2002, and $6.6 million and $6.3 million in the nine months ended December 31, 2003 and 2002, respectively.

Sales and marketing expenses totaled $11.1 million or 35% of revenue in the third quarter of fiscal 2004 and $8.5 million or 32% in the prior year third quarter. Sales and marketing expenses totaled $27.0 million or 33% of revenue in the first nine months of fiscal 2004 and $23.7 million or 32% in the prior year same period. Sales and marketing expenses for Enterprise Solutions were 33% of Enterprise Solutions revenue in the third fiscal quarter of 2003 and 27% for the same period the prior year. In the first nine months of fiscal 2004 and 2003, Enterprise Solutions sales and marketing expenses were 29% and 27% of the segment’s revenue. DOC1 sales and marketing expenses were 45% of DOC1 revenue for the third fiscal quarter of 2003 and 41% for the same period the prior year. DOC1 sales and marketing expenses were 46% and 41% of DOC1 revenue in the first nine months of fiscal 2004 and 2003, respectively. The increase in the Enterprise Solutions segment is due to additional sales costs associated with the Sagent acquisition along with higher costs related to additional sales personnel. The increase in cost as a percent of revenue in the DOC1 segment is due primarily to lower revenues.

General and administrative expenses were $4.6 million or 15% of total revenue compared with $4.0 million or 15% of revenue for the three months ended December 31, 2003 and 2002, respectively. General and administrative expenses were $11.1 million or 14% of total revenue compared with $10.9 million or 14% of revenue for the nine months ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses in the quarter and nine months is primarily related to higher one time personnel costs associated with the Sagent acquisition.

Net other income was $40,000 for the quarter ended December 31, 2003 as compared with $148,000 for the same period in the prior year. For the nine months ended December 31, 2003 and 2002, net other income was $1.3 million and $0.4 million, respectively. The decrease in other income in the current year quarter is due to net currency translation loss in the current quarter. The increase in other income in the current year nine-month period is the result of net currency translation gains and a gain on the sale of intellectual property, in addition to interest income from the bridge loan to Sagent.

The Company’s effective tax rates were 38.6% and 36.0% for the three month periods ended December 31, 2003 and 2002, respectively. The current period’s rate is the net effect of a 33% effective tax rate on domestic taxable income offset by a 15% benefit on foreign losses. The higher effective tax rate in the current quarter is primarily due to the lower effective rate on higher foreign losses.

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

Contracts for professional services are negotiated individually. The Company generally recognizes revenues from professional service contracts on a time and materials basis as the work is performed. Revenues from fixed price professional service contracts are recognized using the percentage-of-completion method as work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information is known. During the three months ended December 31, 2003, the Company has not incurred any losses on contracts in progress.

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

Goodwill: In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of April 1, 2001 and tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In accordance with FAS 142 provisions, the Company completed the transitional and the annual goodwill impairment test as of April 1, 2001 and concluded that goodwill of its reporting units was not impaired. The Company also completed its annual goodwill impairment test for fiscal year 2004 and concluded that goodwill of its reporting units was not impaired.

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

Liquidity and Capital Resources

The Company’s working capital was $30.5 million at December 31, 2003, as compared with $39.8 million at March 31, 2003. The current ratio was 1.5 to 1 at December 31, 2003 and 1.8 to 1 at March 31, 2003. Note that the current portion of deferred revenue related to maintenance contracts is included in current liabilities. Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

The Company provides for its funding requirements through cash funds generated from operations. Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004. The line of credit bears interest at the bank’s prime rate or Libor plus 140 basis points, at Group 1‘s option. The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios. At December 31, 2003 and at March 31, 2003, there were no borrowings outstanding under the line of credit.

During fiscal 2004 to date, net income of $5.6 million plus net non-cash expenses of $8.8 million less a $3.7 million net decrease in assets and liabilities provided a total of $10.7 million cash from operating activities. The net changes in assets and liabilities include a decrease in accounts receivable that increased cash by $1.9 million during the nine months resulting from an increase in cash collections, a decrease in deferred revenues by $2.8 million and a $3.5 million decrease in accrued expenses and compensation, decreasing cash by a total of $4.4 million. The decreased accrued compensation was due primarily to payments of prior year incentive compensation accruals. Other working capital items increased cash by $0.6 million.

Cash flows of $18.9 million used in investing activities consisted of expenditures for investments in software development and capital equipment of $7.7 million, net purchases of marketable securities of $0.1 million, proceeds of $0.4 million from the sale of intellectual property and net cash payments of $11.5 million related to the Sagent acquisition.

Proceeds from the exercise of stock options of $1.1 million net of repayments of long-term debt provided a total of $1.1 million cash from financing activities.

Group 1 continually evaluates the credit and market risks associated with outstanding receivables. In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

As of December 31, 2003, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment. The Company believes that its current minimum lease obligations and other short-term and long-term liquidity needs can be met from its existing cash and short-term investment balances and cash flows from operations. The Company believes that its long-term liquidity needs are minimal and no large capital expenditures are currently planned, except for the continuing investment in software development costs, which the Company believes can be funded from operations during the next twelve months.

The following table lists the Company’s contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating leases	$29,866	$4,338	$7,314	$5,237	$12,977

Notes payable	650	300	350	— — —	— — —

Capital leases	99	50	49	— — —	— — —

Total contractual cash obligations	$30,615	$4,688	$7,713	$5,237	$12,977

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003, except in certain circumstances, and for hedging relationships designated after December 31, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Legal Contingencies

The Company is not a party to any legal proceedings which in its belief, after review by the Company’s legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has subsidiaries in Europe and Southeast Asia. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries and distributors are typically denominated in the local country currencies. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries and third party distributors are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of December 31, 2003, however, the Company’s exposure was not material to the financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk.

ITEM 4.   Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 10.24 Amended and Restated Employment Agreement between Robert S. Bowen and Group 1 Software, Inc., dated as of July 17, 2000.

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

(b) Reports on Form 8-K.

Form 8-K filed January 29, 2004 for the press release regarding financial results for the period ended December 31, 2003.

Form 8-K filed January 16, 2004 for the press release regarding preliminary financial results for the period ended December 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Software, Inc.

/s/ Robert S. Bowen Chief Executive Officer February 17, 2004

/s/ Mark Funston Chief Financial Officer February 17, 2004