Form 10-K
period 2004-03-31
GROUP 1 SOFTWARE INC
filed 2004-06-14
CIK 23055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6355

Group 1 Software, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	52-0852578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4200 Parliament Place, Suite 600, Lanham, MD	20706-1860
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:  (301) 918-0400

Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock $0.50 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒	NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $511,640,840

The number of shares of the Registrant’s Common Stock outstanding on June 1, 2004 was 15,233,686

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Part I

Item 1.   Business

The Company

          Group 1 Software, Inc., including its wholly owned subsidiaries (“Group 1” or the “Company”), is a leading provider of software solutions for data quality, customer communications management, direct marketing applications, data integration and business geographics.  Group 1 has offices throughout the United States and in Canada, the United Kingdom, France, Germany, Italy, Japan, South Korea, Singapore, China and Malaysia and is also represented globally by distribution partners.  Group 1 provides software solutions that enable approximately more than 3,000 organizations worldwide to maximize the value of their customer and other data.

          On April 12, 2004, Group 1 entered into an Agreement and Plan of Merger with Pitney Bowes Inc. (“Pitney  Bowes”) and Germanium Acquisition Corporation (“Merger  Sub”), a  wholly-owned subsidiary of Pitney Bowes.  Pursuant to the terms of the merger agreement, Merger Sub will merge with and into Group 1, and all of the outstanding shares of Group 1 common stock will be converted into the right to receive $23.00 in cash, without interest.  As a result, Group 1 will become a direct, wholly-owned subsidiary of Pitney Bowes.

          The merger is expected to be completed in the third calendar quarter of 2004.  The closing is subject to regulatory approval (on May 5, 2004, Group 1 received notice from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and on May 13, 2004, the German Federal Cartel issued a letter concluding that the planned acquisition is not prohibited under Germany’s Act Against Restraints of Competition), Group 1 stockholder approval and customary closing conditions.  In connection with the proposed merger, Group 1 filed a proxy statement with the Securities and Exchange Commission on May 6, 2004.  Investors and security holders of Group 1 are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about Group 1, Pitney Bowes and the proposed merger.

          Investors and security holders may obtain without charge copies of the proxy statement and other relevant materials (when they become available), and any other documents filed by Group 1 or Pitney Bowes with the Securities and Exchange Commission at the SEC’s website at http://www.sec.gov.  A free copy of the proxy statement and other relevant materials (when they become available), and any other documents filed by Group 1 with the SEC, may also be obtained from Group 1.  In addition, investors and security holders may access copies of the documents filed with the SEC by Group 1 on Group 1’s website at www.g1.com.

          Many Group 1 products are used to help companies realize the benefits from or increase the return from their enterprise applications, including customer relationship management (CRM), enterprise resource planning (ERP) and business intelligence systems.

          The Company’s data quality solutions help organizations ensure a proper foundation of information for CRM and other enterprise applications. These solutions enable businesses to facilitate the integrity of customer and prospect data and enhance that information with valuable geographic, demographic and business-oriented intelligence.  This is accomplished through parsing, standardizing, validating, matching, consolidating, and enhancing corporate information.

          The Company’s direct marketing applications help businesses facilitate the accurate, on-time delivery of mailings, thereby increasing response rates and customer satisfaction.  These solutions also help organizations to reduce mailing costs by standardizing addresses, validating postal codes, updating customer addresses and maximizing postal discounts.

          Group 1’s DOC1 customer communications management solutions enable businesses to control every aspect of the document lifecycle, from content design, generation and presentment to archival, retrieval and payment.   DOC1 is composed of plug-and-play modules that solve an immediate business problem today with a seamless migration path to other applications.

          The Company’s Sagent Data Flow data integration technology enables business users to extend the accessibility and usefulness of corporate data through the ability to perform traditional extract, transform and load (ETL) and enterprise information integration (EII).  The software accesses multiple data sources and immediately transforms that data into useful information and distributes it to the people or applications that need it.

          Group 1’s Centrus suite of business geographics technology enables organizations to perform address-level geographic analysis and enhancement.  By enriching corporate data with valuable geographic, demographic and lifestyle information, and identifying and merging duplicate records, this technology enhances enterprise data quality and operational efficiency.

          The Company provides software solutions to leading organizations in the financial services, banking, GIS/mapping, retail, telecommunications, utilities, insurance, publishing, hospitality, high technology and other industries.

          Group 1 markets all of its products in North America and a number of its products throughout the world.  Group 1 is a leading worldwide vendor of customer communications management software and a leading vendor in North America of data quality and direct marketing software products.  The Company is also a leading vendor of data integration technology in Japan.

          Group 1 markets its data quality, business geographics and direct marketing applications through a direct sales force in the United States and Canada.  Customer communications management solutions are marketed directly to clients in the Americas and throughout Europe.  Data integration solutions are marketed directly to clients in the Americas and throughout Europe and Asia.  The Company also uses distributors to supplement direct sales efforts.

          The Company believes that continued growth within its core market segments can expand the market potential for its existing and future products.  Contributing to the Company’s growth are the global adoption of customer-facing technologies and the increasing demand for end-to-end control over the customer communications management process.  Additionally, the Company’s growth is being fueled by the operational requirements for enterprise-wide data quality and the increasing need to access and integrate growing volumes of data from across the enterprise.

Markets Served

          Group 1 markets its products within a broad span of industries to meet the needs of organizations in the areas of data quality, direct marketing, customer communications management, data integration and business geographics.  Group 1 addresses the data quality, direct marketing, data integration and business geographics markets through its Enterprise Solutions Division, a single operating segment.  Group 1 addresses the customer communications management market through a separate operating segment, its DOC1 Division.

Data Quality

          The Company’s data quality solutions help organizations ensure a proper foundation of information for CRM and other enterprise applications.  These solutions enable businesses to facilitate the integrity of customer and prospect data and enhance that information with valuable geographic, demographic and business-oriented intelligence.  This is accomplished through parsing, standardizing, validating, matching, consolidating, and enhancing corporate information.   As a result, organizations can increase operational efficiency, make more informed business decisions, and maximize customer lifetime value.  Available as software applications or accessed via the internet, these solutions encompass many of the Company’s direct marketing applications and can be utilized in both real-time and batch modes.

          DataSight, the Company’s flagship data quality solution, provides enterprise-wide correction, validation, and enhancement of customer, prospect and supplier data. With DataSight, organizations can consolidate disparate data to achieve a comprehensive, accurate single customer view.  DataSight enables companies to increase operational efficiency, make more informed business decisions and maximize customer lifetime value and return on investment from customer-facing systems.  Designed to provide the enterprise or department with a single packaged solution, DataSight avoids the integration costs associated with having to combine multiple products from different vendors. DataSight is also offered in real-time (DataSight RT) for businesses that need to rely on the accuracy of data as it enters the enterprise from a variety of real-time sources, including Web servers, call centers and order entry systems.

          Group 1’s Data Quality Connector for Siebel can be easily integrated into Siebel Systems’ leading CRM solution to provide accurate, consolidated account, prospect and contact data in both batch and interactive modes.  This Siebel-validated solution can verify and correct address data for the United States and various levels of address data of over 220 other countries and dependencies worldwide.  By consolidating customer records within Siebel, businesses can obtain a single, integrated view of their customers and the products and services they are utilizing across the enterprise.  This solution helps users more efficiently utilize customer information, thereby improving target marketing effectiveness, enhancing customer relationships and strengthening the bottom line.

          Group 1’s newest data quality solution, the Universal Coder, is the first technology built on LESLIE, the Company’s services oriented architecture.  The Universal Coder lets users validate, correct and standardize various levels of  address information for over 220 countries and dependencies worldwide. The core functions are available as local or hosted services using the same API. The solution supports Java, COM, C, and C++ interfaces and is available for companies that choose to integrate Group 1’s address verification technologies into Web-based, Client/Server applications or Web Services environments.  The Universal Coder is the only address data quality product on the market that can process global address data in a single pass.  Mixed data from any number of countries can be submitted and processed simultaneously.

          The Company’s HotData product suite, accessed over the internet, is a one-stop-shop for an organization’s data quality and augmentation needs, letting users verify, standardize and append customer, prospect and business data.  HotData offers premium data quality and enrichment for real-time environments including Web sites and call centers as well as databases and CRM applications.  This technology incorporates global address verification, geographic intelligence, area code updating, tax jurisdiction assignment and phone append and reverse phone append.

Direct Marketing

          Group 1’s direct marketing applications increase target marketing effectiveness and customer satisfaction by facilitating on-time, accurate delivery of mailings, goods and services.  These technologies clean, code and standardize address data, validate postal codes, presort mailings, identify and eliminate duplicate records, and update addresses of individuals who have recently moved.  By using these solutions, businesses can also take advantage of substantial discounts offered by the United States Postal Service (USPS) and Canada Post Corporation (CPC) requiring compliance with standards governing mail preparation and sortation.  Furthermore, Group 1 offers the industry’s most comprehensive international direct marketing solutions - validating, correcting and/or formatting various levels of address data for over 220 countries and dependencies worldwide.

          Group 1’s direct marketing applications include CODE-1 Plus, CODE-1 Plus International, Canadian CODE-1 Plus, MailStream Plus, SortStream Canada, and MOVEfast, along with many additional products that provide significant operational benefits.  Group 1’s CODE-1 Plus and MailStream Plus products are, respectively, Coding Accuracy Support System (CASS)-certified and Presort Accuracy Validation and Evaluation (PAVE)-certified by the USPS.  Group 1’s Canadian CODE-1 Plus and SortStream Canada are recognized under the CPC’s Software Evaluation Recognition Program (SERP) for address validation and postal presortation.

          To facilitate direct marketing effectiveness and data quality, CODE-1 Plus and Canadian CODE-1 Plus validate, correct, and standardize each address element.  MailStream Plus and SortStream Canada give mailers the most powerful software solutions available to presort mail for the highest postal discounts offered by the USPS and CPC, respectively, for nearly every class of mail.

          Our newest direct marketing solution, MOVEfast, enables organizations to utilize the most up-to-date address information by accessing the NCOALink technology from the USPS.  MOVEfast verifies a given address and checks to see if it is in the NCOALink database.  Using MOVEfast, organizations can facilitate communications reaching the intended recipients by updating addresses for the 45 million individuals, families and businesses in the United States that move each year.

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

          CODE-1 Plus International uses postal address files obtained directly from postal administrations worldwide to validate, correct and/or format various levels of address data for over 220 countries and dependencies worldwide.  For over 50 of these countries, CODE-1 Plus International can validate and correct addresses to the street level.  Additionally, Group 1 is partnered with the Universal Postal Union (UPU), a specialized agency of the United Nations, to incorporate the UPU’s Universal POST*CODE® DataBase.  The UPU database contains locality and street-level data for all United Nations countries.   Many U.S. businesses have been reluctant to conduct international direct marketing campaigns due to the historically poor quality of international address data and the complexity of dealing with such data.  With CODE-1 Plus International providing highly accurate address information in both batch and interactive modes, multinational direct marketing is much easier to implement.

          Group 1’s data management applications, Merge/Purge Plus, Business Merge/Purge Plus, EZ Case Plus, Generalized Selection Plus, and List Conversion Plus, provide substantial cost savings by enhancing the effectiveness of direct marketing initiatives.  These technologies validate, parse, case, match and de-duplicate customer and prospect information for more efficient list processing and improved list hygiene.  Using these products, businesses can focus marketing efforts on specific target groups based on geographic and demographic and other criteria and then can analyze response rates from specific segments of the target market.

Customer Communications Management

          Group 1’s Customer Communications Management solutions manage every aspect of a company’s critical business documents, from data acquisition and content creation through multi-channel delivery, archiving and web-based customer care.  Through its core DOC1 solution, Group 1 offers organizations complete control over the document lifecycle.

          The Company believes that there is substantial demand for a single-source, modular solution combining customer data with advanced document design, personalization, generation, multichannel delivery, archiving, retrieval, and payment technology.  Using Group 1 to design, generate and deliver millions of customer communications each month are over 600 businesses worldwide.  This technology is utilized by telecommunications companies, insurance companies, brokerages, credit card processors, public utilities, health care providers, banks and others.

          DOC1 is the industry’s leading enterprise-wide document generation suite and the leading single-source solution for generation of print and Web-based documents.  Using DOC1, companies can market more intelligently and communicate more effectively with customers and prospects.  During the fiscal year, Group 1 released DOC1 Series 5, the Company’s next-generation customer communications management system.  In development for over two years, DOC1 Series 5 represents a complete overhaul and modernization of the industry’s leading customer communications management solution.

          DOC1 Data Flow, DOC1 Designer, DOC1 Generate and DOC1 Print are the composition modules of the DOC1 solution.  DOC1 Data Flow enables businesses to extract, transform and load large volumes of data into DOC1 from organizations’ enterprise systems.  DOC1 Designer lets desktop and remote users author and design business documents. DOC1 Generate assembles customer-focused communications for multi-channel delivery. It runs on a variety of operating systems and composes in batch mode for high-volume output (AFP, Metacode, PostScript, PCL, VPS, VDX, VIPP) as well as in real-time for on-demand applications (HTML, PDF and XML).  DOC1 Print delivers dynamic documents in a variety of presentation and print formats with support for the industry’s leading print formats.

          DOC1 Interactive helps business users author professional, personalized customer correspondence with streamlined efficiency.  Front-office employees can author one-to-one business correspondence through a managed Microsoft Word environment for delivery via print, e-mail or Web browser.

          DOC1 Archive provides high-speed search, retrieval and delivery of both Web and printed documents.
          This technology enables real-time indexing, compression, storage and retrieval of high-resolution business documents.   DOC1 Archive stores documents in their native print format, then renders them in real-time in the customer’s preferred format.  The high rates of compression achieved with DOC1 Archive allow storage of multiple years of a customer’s typical statements without large hardware investments.

          DOC1 Marketer facilitates intelligent marketing by combining data mining and powerful one-to-one messaging to enhance customer retention and improve response from marketing campaigns.  This technology offers advanced, easy-to-use predictive modeling that gives marketers valuable insight into customer behavior and preferences to help pinpoint best targets for marketing campaigns.

          DOC1 Present provides immediate, secure online access to multiple years of bills, statements, correspondence and other communications. With DOC1 Present, organizations can implement Web-presentment applications in just days and add e-payment using DOC1 Pay, which adds reliable and flexible electronic payment capabilities.

          DOC1 Service reduces call-handling time and callbacks by providing high-speed search, retrieval and online presentment of documents. Customer service representatives can instantly find exact replicas of printed documents as well as information presented via the Web.

          DOC1 Query is a powerful data-mining tool that enables users to query and extract data from dynamic print stream output for further analysis.  Using DOC1 Query, real-time financial, sales, back office and marketing intelligence is accessible, helping improve business decisions.

          DOC1 supports all major printing architectures and can operate in centralized, distributed or desktop environments.  When integrated with Group 1’s MailStream Plus and CODE-1 Plus, DOC1 produces documents in a mail-ready sequence that qualifies for significant USPS presorting discounts.

Data Integration

          The Company’s Sagent Data Flow data integration technology was added as a part of the Company’s transaction with Sagent Technology on October 1, 2003.  This technology enables business users to extend the accessibility and usefulness of corporate data through the ability to perform traditional ETL and EII.  The software accesses multiple data sources and immediately transforms that data into useful information and distributes it to the people or applications that need it.

          Sagent Data Flow technology uses transformation objects to implement data integration, data analysis and information delivery services.  Data Flow fundamentally changes the way that data is accessed and integrated, enabling users to easily extend the accessibility and usefulness of corporate data, including a wide array of applications, databases and data files.   DataFlow supports joining information from multiple data sources, transposing data between columns, manipulating time series, processing string and text data, and performing data lookups.

          Using a visual diagramming workbench, business analysts and IT professionals design data flow plans that can be used to create data warehouses, perform business analyses and deploy content to users and applications over the Web.   Data Flow supports both business and technical users.  For business users, its interface allows individuals to become familiar and productive with the technology quickly.   Data Flow offers a wealth of individual modules that can be used separately or in conjunction with one another to create the end-to-end functionality that meets users’ business requirements.

          Data Flow’s modular architecture enables users to add features as their business needs evolve. Additional modules include data movement and loading, data visualization and distribution, advanced analytics, data cleansing, data enhancement, source connectors, workflow automation and interfaces for third-party applications.

          Business Geographics

          Group 1’s Centrus suite of business geographics technology enables organizations to perform address-level geographic analysis and enhancement. By enriching corporate data with valuable geographic, demographic and lifestyle information, this technology enhances enterprise data quality and operational efficiency.

          With the exception of GeoTAX, the Centrus technologies were added to Group 1’s product lineup as a part of the Company’s transaction with Sagent Technology on October 1, 2003.

          Group 1’s AddressBroker is the client/server solution for the entire business geographics suite, offering a range of geographic analysis and enrichment functions. The technology performs geographic coding, address standardization, geographic analysis and demographic enrichment in interactive applications such as call centers and Web-based applications.

          GeoStan is an application program interface that corrects, standardizes and geocodes address information. GeoStan provides the most comprehensive set of address-level geocodes by combining USPS postal data with the customer’s choice of spatial data files from the leading providers.

          Centrus Desktop is a Windows-based application that provides a wealth of geographic enrichment and analysis technologies.  The Centrus Desktop solution for business geographics, provides address hygiene for the United States and Canada, address-level geocoding, and a variety of sophisticated geographic analyses

          Spatial+ enables users to perform powerful, accurate and comprehensive spatial analysis. Spatial+ performs a variety of geospatial analyses that helps organizations locate a specific set of points within a boundary (point in polygon), determine distance between two points, estimate distance between two locations, or provide a set of points within a given mileage of one location.

          The Company’s GeoTAX solution is a comprehensive solution that standardizes addresses and appends accurate state, county, municipal place, and special tax jurisdiction information to customer address records. With tax jurisdictions constantly changing and new tax jurisdiction assignment requirements mandated by federal and state laws, the potential liability resulting from inaccurate tax assignment poses a significant problem. To provide businesses with accurate address information for tax jurisdiction assignment, GeoTAX provides access to the most current taxation boundary information.  To meet this most important requirement, GeoTAX features a database that tracks and updates taxation boundary files nationwide on a monthly basis.

          GeoCoder for ESRI ArcGIS provides integrated address validation and geocoding for users of ArcGIS, which is a complete, single, integrated system for geographic data creation, management, integration and analysis.

Products, Services and Support

Products

          As of March 31, 2004, Group 1 offered over 60 software products that run on more than 20 different operating systems and hardware platforms. Group 1’s products each can operate on a stand-alone basis or in conjunction with other Group 1 products to create an integrated solution that can be tailored to a client’s requirements.

          Most of the Company’s products are offered in a platform independent format, enabling operation on all major mainframe, Unix and Microsoft platforms.  This approach provides consistent performance across the enterprise, regardless of computer platform, and allows users to migrate from one platform to another without lost productivity or added training.

Professional Services

          Group 1’s broad range of professional services includes data profiling, data migration, integration with other systems, document analysis, consultation and design, installation and training, and file conversion. These services are designed to assist clients in obtaining maximum utilization from their Group 1 products and in improving other operational areas. Professional services, including operations support, business analysis, programming services, technical education and training, and operational reviews, can be provided at the client’s location.  Education classes are offered at Group 1 training facilities throughout the U.S., Asia and Europe.

Maintenance and Support

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

          Group 1 customers are afforded educational opportunities through our Annual Users Conference and over 10 Local User Groups.  In addition, two National User Groups advise Group 1 on a variety of issues.  The seventeen-member National User Group for the Enterprise Solutions Division includes a cross-section of customers representing various platforms, products, and industries.   The DOC1 Division has its own Users Group that meets twice a year.

          With its product licenses, Group 1 offers an annual service agreement that provides telephone support and continuing updates and enhancements, if and when available, to its products and documentation.  The education department offers educational and training seminars specific to Group 1 products.

          In the fiscal years ended March 31, 2004, 2003 and 2002, maintenance and support fees represented approximately 44%, 44%, and 49%, respectively, of Group 1’s revenue.

Customers

          Group 1’s customer base includes approximately 3,000 clients who have licensed one or more of its products.

Group 1 provides software solutions to corporate leaders in a variety of industry segments, as indicated by the following brief list of customers:

Financial Services		Insurance
•	American Express	•	Avemco
•	Citicorp	•	GEICO
•	Experian	•	London Life
•	Staalbankiers	•	Safeco
•	Principal Financial Group	•	Endsleigh

Retailers		GIS/Mapping
•	U.S. Postal Service	•	Claritas
•	Wal-Mart	•	MapQuest
•	L.L. Bean	•	Rand McNally
•	Neiman Marcus

Telecommunications		Government
•	AT&T	•	FEMA
•	Comcel	•	Internal Revenue Service
•	ICG	•	Global Student Loan Corporation
•	ConnectOne	•	United States Senate
•	Qwest
•	Saudi Telecom	Health Care
•	Verizon	•	Delta Dental
		•	BlueCross BlueShield of Florida
		•	Centers for Disease Control
Utilities		•	First Health
•	Emerson Process Management	•	Memorial Sloan Kettering Cancer Center
•	Keyspan
•	Pacific Gas and Electric
•	Interelectra
•	Scottish Power

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

          Group 1 generally warrants that its products will perform substantially in accordance with their standard documentation for the defined warranty period.  The software is generally licensed in conjunction with a first year maintenance agreement to provide service and support for twelve months from the date of the license agreement.  Services accessed via the internet are offered under annual, renewable service agreements.

Sales and Marketing

          Group 1 markets all of its software products in North America, Europe and Asia through a direct sales and sales support organization of over 100 Associates located in the Americas, Europe and Asia.  To serve existing clients and to attract new customers, Group 1 has thirteen regional sales and support offices in North America.  Two of these are in the Washington, DC area and others are in the New York City, Chicago, Los Angeles, Atlanta, Dallas, Minneapolis, Miami, San Francisco, Boulder, Austin, and Toronto, Canada areas.  Group 1 addresses the Latin American market from an office in Miami.  Group 1’s European headquarters is located in the London metropolitan area, with regional offices in France, Italy, Germany, Denmark and the Netherlands. Group 1 also has regional offices in Japan, Singapore, South Korea, Malaysia and China.

          The Group 1 sales organization is supported by a comprehensive marketing program.  Marketing activities include direct mail, print advertising, an active Web site, trade show exhibitions, speaking engagements, product training seminars, telemarketing and a broad variety of public relations activities including media relations and industry analyst outreach.

          Group 1’s domestic distributors and partners include Amdocs, BEA, Bearing Point, Cap Gemini Ernst and Young, Claritas, Convergys, CSC, CSG, Daleen, EDS, ESRI,  Fincentric, GDT, GrayHair Software, Headstrong, Hyperion, IBM, Indus, Kodak, Medinitiatives, Microsoft, NAVTEQ, Oce, PeopleSoft, Pitney Bowes,  Portal,  ProQuest, Risk Management Solutions (RMS), SAIC,  Siebel Systems, Software Spectrum,  SPL Worldgroup, Systems Research and Development (SRD), TeleAtlas, USHA, Xerox, and others.  Group 1 has entered into software distribution and support agreements for the DOC1 product suite with partner distribution companies throughout Europe.  International distributors of Group 1’s products include Accenture, Business Document, Connekteam, Convergys, DDP, Digital Planet, Document Dialog, Fujitsu-BSC, Hitachi Software, HP, IBM, IMDEA, Intellia, Intersoft, Kawatetsu Systems, M2SC, MSI Business Solutions, NEC, OBIMD, Pitney Bowes, Pragmasoft, Rasterpunkt GmbH, SIGIL, Unisys, Unitel, and Xerox. Group 1 has entered into agreements to distribute products from a number of leading software and hardware vendors.  Group 1 distributes products manufactured by Business Document, iWay, Optika, Sigaba and Unica and licenses data maintained by CPC, GDT, NAVTEQ, TeleAtlas, Telematch, UPU, the USPS and others.

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

          Significant investment was made during the year in new software development, which in the Enterprise Solutions division focused on improving the core data quality technology to take advantage of the opportunities that Group 1 believes to exist.  During the year, the Company introduced its LESLIE services-oriented architecture.  LESLIE enables organizations to integrate Group 1’s data quality services effectively across the enterprise.  By utilizing this unified product architecture, Group 1’s data quality solutions can be more easily integrated, configured and maintained, including their use in a Web Services architecture.  Group 1’s Universal Coder was the first offering built upon LESLIE architecture.  The Universal Coder is the only address data quality product on the market that can process global address data in a single pass: mixed data from any number of countries can be submitted and processed simultaneously. The Universal Coder supports Java, COM, C, and C++ interfaces and can be easily integrated into a .NET environment.

          During fiscal 2004, Group 1 released product updates for its regulatory products that enabled the Company’s customers in the U.S. and Canada to meet the new requirements of the USPS and CPC and continue to benefit from substantial postal discounts.  The Company also introduced MOVEfast, which enables organizations to utilize the most up-to-date address information by accessing the USPS NCOALink technology. Group 1 Software has been certified by the USPS as an NCOALink Interface Developer and NCOALink Interface Distributor, enabling Group 1 to market MOVEfast to both end-user organizations and service providers.  Group 1 also added support for SUSE Linux during the fiscal year.

          In the months following the Sagent asset acquisition, the Company released new versions of the Sagent data integration technology and the Centrus business geographics suite.  The latest release of Sagent Data Flow incorporates a number of augmentations that increase end-user productivity by simplifying plan design while increasing flexibility and power.  The Company also launched development programs to enable Data Flow to be used on additional Unix platforms (IBM AIX and HP UX) and to build out its core functionality to meet expanded and future market demands.  Furthermore, the Company released significant enhancements to all of the products in its Centrus business geographics suite.  The core Centrus technology now returns a richer array of data that enables users to harness the power of third-party data even further.  Additionally, all Centrus products now run on Red Hat Linux.

          In the DOC1 Division, the Company introduced DOC1 Series 5, the Company’s next-generation customer communications management system.  In development for two years, DOC1 Series 5 represents a complete overhaul and modernization of the industry’s leading customer communications management solution.  DOC1 Series 5 can help businesses redefine how they communicate with their customers today, while providing a technology platform that can be leveraged continuously for future growth.  The release of DOC1 Series 5 also marked the introduction of the newest DOC1 modules, DOC1 Query and DOC 1 Data Flow.  DOC1 Query is a powerful data-mining tool that enables users to query and extract data from dynamic print stream output for further analysis.  DOC1 Data Flow enables businesses to extract, transform and load large volumes of data into DOC1 from organizations’ enterprise systems.

Competition

          The software and service industry is highly competitive, and little published data is available regarding Group 1’s relative position in the markets in which it operates.  Although no major competitor currently competes against Group 1 across its entire product line, competitive products are available from a number of different vendors offering features similar to those of individual, and various combinations of Group 1 products.  Group 1’s existing and potential competitors include companies having greater financial, marketing and technical resources than Group 1.  There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products Group 1 markets.  In addition, many potential clients for Group 1’s products have in-house capabilities to develop computer software programs that can provide some or all of the functionality of Group 1’s products.

          Group 1 believes that the Company has principal, distinguishing competitive factors in the selection of its software products.  These include price/performance characteristics, marketing and sales expertise, ease of use, product features and functions, reliability and quality of technical support, ease of integration of the product line and the Company’s experience and financial strength.  Group 1 believes that it competes favorably with regard to these factors.  A major competitive asset is that Group 1 offers a comprehensive array of complementary products that facilitate enterprise data quality, enhance the value of corporate data and provide end-to-end management of the customer communications process.  Group 1’s primary strengths are the technical capabilities of its personnel and products, marketing and sales expertise, service and support, and industry product leadership.

Intangible Asset Protection

          Group 1 regards its software, in source and object code, related manuals and documentation as proprietary.  The Company relies upon a combination of contract, trade secret, patents and copyright laws to protect its products.  The license agreements under which clients use Group 1’s products often restrict the client’s use to its own operations and always prohibit unauthorized disclosure to third persons.  Notwithstanding these, it may be possible for other persons to obtain copies of Group 1’s products.  Furthermore, with the increasing number of patents issued for computer programming, notwithstanding Group 1’s efforts to assure to the contrary, Group 1 may in the future find that it has inadvertently infringed on a patent.  Changes in the technology industry and changes in postal regulations that affect several core products occur frequently and rapidly.  The Company believes that copyright, patent, and trade secret protection are less significant than factors such as the knowledge and experience of its personnel and their ability to develop, enhance, market and acquire new products.

          Group 1 is the holder of 11 patents issued by the United States Patent and Trademark Office (“PTO”), 7 patent applications pending before the PTO and 1 patent application pending before the Australian patent granting authorities.  Group 1 has U.S. federal registrations on over 25 trademarks, including CODE-1 Plus, DOC1, Group 1 Software, GeoTAX, HotData and Model1.  The Company also has registrations in Australia, Canada, Chile, the European Union, Japan and South Korea for selected trademarks.  In addition, Group 1 maintains over 35 U.S. common law trademarks.

Employees

          As of March 31, 2004, the Company employed 599 persons on a full-time basis, of whom 459 were based in the United States and 140 were based internationally.  Of the total, 174 were engaged in sales and marketing, 247 in product development and support, 72 in professional services, 32 in information technology and 74 in finance and administration.  None of the Company’s Associates is represented by a labor union.  The Company has not experienced any work stoppages and believes its employee relations to be good.

Item 2.   Properties

          The Company’s executive and administrative offices are located in Lanham, Maryland, a Washington, DC suburb, where the Company leases 68,598 square feet under a lease that expires in 2015.  These facilities also include Group 1’s headquarters and principal operations base.  Group 1 has options to lease additional space at specified periods during the term and to extend its lease.  In North America, Group 1 leases additional offices in the Chicago, Dallas, Austin, Los Angeles, Atlanta, New York City, Minneapolis, Miami, Toronto, and the Herndon, Virginia metropolitan areas.  Outside North America, the Company leases a offices in the London, Milan, Frankfurt, Paris, Beijing, Tokyo, Seoul and Singapore metropolitan areas.

Item 3.   Legal Proceedings

          On April 12, 2004, Group 1 entered into an Agreement and Plan of Merger with Pitney Bowes Inc. (“Pitney  Bowes”) and Germanium Acquisition Corporation (“Merger  Sub”), a wholly-owned subsidiary of Pitney Bowes (see Note 17).  On May 19, 2004, a purported stockholder class action lawsuit was filed in Circuit Court for Prince George’s County, Maryland, against Group 1, each of our directors and Pitney Bowes Inc. The lawsuit, Freeport Partners, LLC v. James V. Manning, et al., including Group 1 Software (Case No. CAL0410794) alleges that the defendants breached, or aided the other defendants’ breaches of, their fiduciary duties owed to the public stockholders of Group 1 in connection with the proposed merger, and that the defendants failed to adequately disclose all material terms of the proposed merger, including financial benefits to be received by our directors and officers in connection with the proposed merger.  Specifically, the lawsuit alleges that the defendants breached their fiduciary duty by, among other things, failing to initiate an auction process for the sale of Group 1 and failing to properly value Group 1 as an independent entity, and that the defendants failed to disclose, among other things, the precise amount each of our directors and officers will receive as a result of the acceleration of their unvested options.  The complaint seeks certification of a class, a declaration that the defendants have breached their fiduciary duties and aided and abetted such breaches in entering into the merger agreement, a requirement that defendants make corrective disclosures, compensatory damages, interest, attorneys’ and experts’ fees and other costs, and to enjoin or rescind the proposed merger.  The time for the defendants to respond to the complaint has not yet expired and, to date, no motions have been filed by any of the parties to the lawsuit.

          The Company is not a party to any other legal proceedings, which in its belief, after review by legal counsel, could have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

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

Quarterly Closing Common Stock Prices

Fiscal 2004	High	Low	Fiscal 2003	High	Low

First quarter ended June 30, 2003	$23.19	$14.92	First quarter ended June 30, 2002	$7.50	$6.63
Second quarter ended September 30, 2003	$19.49	$16.42	Second quarter ended September 30, 2002	$7.25	$6.50
Third quarter ended December 31, 2003	$20.54	$16.72	Third quarter ended December 31, 2002	$15.00	$7.00
Fourth quarter ended March 31, 2004	$18.25	$12.73	Fourth quarter ended March 31, 2003	$18.24	$12.06

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

          At June 1, 2004, there were approximately 3,600 holders of record of the Company’s common stock, including persons who wish to be identified as having an interest in shares held or recorded in “street name” with broker-dealers.

          The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding.  Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant.  The options vest over a five year period, 20% each year on the anniversary of the grant date.

As of March 31, 2004	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
Plan of 1998 for officers and employees	622,530	$7.44	13,327
Plan of 1995 for officers and employees	2,438,808	$7.94	839,648
Plan of 1986 for officers and employees	4,200	$3.34
Plan of 1995 for non-employee directors	501,000	$5.30	360,000
Pre-merger plan for non-employee directors	55,920	$2.61
Plan of 1992 for non-employee directors	195,000	$4.72
Equity compensation plans not approved by security holders[1]	130,000	$6.69

Total	3,947,458	$7.24	1,212,975

1 As of March 31, 2004, equity compensation plans not approved by security holders consisted of outstanding warrants to purchase 130,000 shares of Common Stock.  The following summarizes information about the outstanding warrants.

During fiscal 2001, the Company issued warrants to purchase 90,000 shares of Common Stock in exchange for advisory and acquisition related investment banking services.  These warrants vest over three years and expire on June 26, 2005.  As of March 31, 2004, 46,000 of these warrants were outstanding.

During fiscal 2002, the Company issued warrants to purchase 6,000 shares of Common stock in exchange for consulting services.  These warrants vest over three years and expire on June 25, 2005. As of March 31, 2004, 4,000 of these warrants were outstanding.

From October 15, 1997 to March 31, 2004, the Company issued warrants to purchase 80,000 shares of Common Stock as compensation for Board of Director services.  As of March 31, 2004, 80,000 of these warrants were outstanding.  These warrants vest over five years and have a fifteen-year period.  All warrants described above were issued at the current market price on the date of issue.

Item 6.   Selected Consolidated Financial Data

          The following selected consolidated financial data should be read in connection with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

(In thousands except per share amounts)	Year Ended March 31,

	2004	2003	2002	2001	2000

Statement of Earnings Data:
Revenue	$118,741	$104,252	$89,428	$94,235	$82,529
Income before provision for income taxes	$15,054	$13,362	$7,278	$14,982	$10,931
Net income available to common stockholders	$9,526	$8,716	$4,370	$8,849	$6,233
Basic earnings per share	$0.69	$0.67	$0.35	$0.73	$0.54
Basic weighted average shares outstanding	13,826	13,029	12,474	12,118	11,604
Diluted earnings per share	$0.60	$0.59	$0.32	$0.64	$0.50
Diluted weighted average shares outstanding	15,765	14,621	13,798	13,916	12,490
Balance Sheet Data:
Cash, cash equivalents and short-term investments, available for sale	$59,988	$64,187	$47,605	$44,133	$31,994
Working capital	$34,012	$39,761	$26,977	$29,721	$17,101
Total assets	$165,069	$130,376	$111,879	$102,625	$93,067
Notes payable and capital lease obligations, excluding current portion	$42	$350	$3,630	$14	$88
Stockholders’ equity	$89,900	$75,560	$60,402	$54,451	$44,928

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Forward-looking Statements

          Any statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward looking statements may include words such as “believes”, “is developing”, “growth is being fueled”, “may be required”, “could adversely affect”, “also launched”, “foresees”, “to meet expanded and future market demands”, “will continue to be in the future”, “anticipates” and “expects”.  Actual results may differ materially from the expectations expressed or implied in the forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company’s other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statement.

Recent developments

          On April 12, 2004, Group 1 entered into an Agreement and Plan of Merger with Pitney Bowes Inc. (“Pitney  Bowes”) and Germanium Acquisition Corporation (“Merger  Sub”), a  wholly-owned subsidiary of Pitney Bowes.  Pursuant to the terms of the merger agreement, Merger Sub will merge with and into Group 1, and all of the outstanding shares of Group 1 common stock will be converted into the right to receive $23.00 in cash, without interest.  As a result, Group 1 will become a direct, wholly-owned subsidiary of Pitney Bowes.

          The merger is expected to be completed in the third calendar quarter of 2004.  The closing is subject to regulatory approval (on May 5, 2004, Group 1 received notice from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and on May 13, 2004, the German Federal Cartel issued a letter concluding that the planned acquisition is not prohibited under Germany’s Act Against Restraints of Competition), Group 1 stockholder approval and customary closing conditions. In connection with the proposed merger, Group 1 has filed a proxy statement with the Securities and Exchange Commission.  Investors and security holders of Group 1 are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about Group 1, Pitney Bowes and the proposed merger.

          Investors and security holders may obtain without charge copies of the proxy statement and other relevant materials (when they become available), and any other documents filed by Group 1 or Pitney Bowes with the Securities and Exchange Commission at the SEC’s website at http://www.sec.gov.  A free copy of the proxy statement and other relevant materials (when they become available), and any other documents filed by Group 1 with the SEC, may also be obtained from Group 1.  In addition, investors and security holders may access copies of the documents filed with the SEC by Group 1 on Group 1’s website at www.g1.com.

Fiscal 2004 as Compared with Fiscal 2003

          For the year ended March 31, 2004, Group 1’s revenue was $118.7 million compared with $104.3 million for the prior year.  Group 1’s net income available to common stockholders for the year increased 9.3% to $9.5 million from $8.7 million for fiscal 2003.  The increase in profitability is attributed to increased revenue in the Enterprise Solutions segment, partially offset by lower revenue in the DOC1 segment and higher operating costs in each segment.

          All of Group 1’s operations are in the two business segments defined as the Enterprise Solutions division and DOC1 division.  Enterprise Solutions revenue accounted for 74% and 68% of Group 1’s total revenue in fiscal 2004 and fiscal 2003, respectively.  DOC1 revenue was 26% and 32% of total revenue for fiscal 2004 and fiscal 2003, respectively.  International revenues accounted for 19% and 16% of Group 1’s total revenue in fiscal 2004 and fiscal 2003, respectively.

          Software license fees and related revenue of $56.5 million increased 16% from the prior year.  As a percentage of total revenue, software license and related revenue was 48% and 46% for fiscal years 2004 and 2003, respectively.  The increase was due to higher license fee revenue in the Enterprise Solutions segment, partially offset by lower license fee revenue in the DOC1 segment.

          The Enterprise Solutions segment’s data quality/direct marketing software license fees increased 31% for fiscal year 2004 compared with fiscal year 2003.  Sales of the Sagent Data Flow and Centrus products acquired in October 2003 accounted for 22% of the revenue increase from fiscal 2003.

          License revenue from DOC1 software decreased by 17% in fiscal 2004 from the prior fiscal year.  License fees from U.S. operations accounted for 14% of the decrease in revenue year over year while European operations were down 3% of total revenue in fiscal 2004 from fiscal 2003.

          Maintenance and services revenue of $62.2 million for the year increased 12% from the prior year because of increases in services revenue as described below.  Maintenance and service revenue accounted for 52% and 54% of total revenue in fiscal 2004 and fiscal 2003, respectively.  Recognized maintenance fees were $52.1 million in fiscal 2004 and $45.7 million in fiscal 2003, an increase of 14%.  Professional service and educational training revenues were $10.2 million in fiscal 2004 and $10.1 million in fiscal 2003, an increase of 1%.

          Enterprise Solutions maintenance revenue increased 13% over the prior year to $38.4 million.  DOC1 maintenance revenue increased 16% to $13.7 million in fiscal 2004.  The increase in Enterprise Solutions maintenance revenue is due to maintenance from the Sagent Data Flow and Centrus products acquired in October 2003.  The increase in DOC 1 maintenance revenue is due to recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base.

          Professional services revenue from the Enterprise Solutions segment increased to $4.8 million in fiscal 2004 from $3.2 million in fiscal 2003, a increase of 53%.  DOC1 services revenue decreased 23% in fiscal 2004 to $5.4 million.  The increase in services revenue in Enterprise Solutions is due to higher sales of data quality solutions.  The decrease in DOC 1 service revenues is primarily due to the increased sales of the DOC 1 Archive product which requires less implementation and configuration time than do the traditional document composition products.  As the Company foresees a growing need for integrating complex solutions, it anticipates moderate professional services revenue increases.

          Total costs of revenue for fiscal 2004 were $33.4 million versus $32.4 million for fiscal 2003, representing 28% and 31% of total revenue, respectively.  Costs of revenue include software license expense and maintenance and service expense.  Software license expense consists of the amortization of purchased and developed software development costs, royalty payments to third party vendors, and the costs of documentation and quality assurance.  Maintenance and service expense consists primarily of consulting, education and support personnel salaries and related costs as well as the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs and information technology costs.

          Software license expense decreased to $15.0 million in fiscal 2004 representing 26% of software license and related revenue compared with $15.3 million in fiscal 2003 representing 32% of software license and related revenue.  The decrease as a percent of revenue is primarily due to increased license fee revenue.

          Maintenance and service expense increased to $18.4 million in fiscal 2004 from $17.1 million in fiscal 2003, 30% and 31% of maintenance and service revenue, respectively

          Included in maintenance and service expense are professional service and educational training expenses of $10.1 million which were 99% of professional services revenue during 2004 and $9.5 million and 92% of professional services revenue for the prior year.  The increase in expense as a percentage of service revenue is due to lower margins in the DOC 1 segment offset somewhat by higher margins in the Enterprise Solutions segment.   DOC 1 professional service expenses as a percentage of professional services revenue were 114% and 87% in fiscal 2004 and 2003, respectively.  Enterprise solutions professional service expenses as a percentage of professional services revenue were 81% and 102% in fiscal 2004 and 2003 respectively.   Services expense as a percent of revenue is expected to decrease slightly as the Company adjusts staffing levels to meet current revenue expectations.

          Costs of maintenance were $8.3 million for fiscal 2004 representing 16% of maintenance revenue compared with costs of $7.6 million and 17% of maintenance revenue in fiscal 2003.  The Company anticipates that these costs as a percent of revenue will remain constant in the near future.

          Total operating costs of $72.0 million were 61% of revenue in fiscal 2004 compared with $59.4 million or 57% of revenue during fiscal 2003.  As discussed below, the increased operating costs primarily relate to the Sagent Data Flow and Centrus products acquired in October 2003.

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

          Total expenditures for research and development, before capitalization, in fiscal 2004 and 2003 were $22.6 million or 19% of total revenue and $19.5 million, also 19% of revenue, respectively.  Research and development expenses (after capitalization of certain software development costs) totaled $16.0 million in fiscal 2004 and $11.8 million in 2003, representing 13% and 11% of total revenue, respectively.  The increase in costs is primarily due to costs related to the Sagent Data Flow and Centrus products acquired in October 2003 which accounted for $3.3 million in fiscal 2004.  Amortization of capitalized software exceeded capitalization by $2.1 million and $1.2 million in fiscal 2004 and 2003.

          Sales and marketing expenses totaled $39.9 million or 34% of revenue in fiscal 2004 and $32.9 million or 32% of revenue in fiscal 2003.  The increase in expense is primarily due to increased sales headcount in the enterprise solutions segment ($1.3 million) and increased domestic and international distribution costs related to the Sagent products ($5.2 million) acquired in October 2003.  The Company expects these costs to remain relatively close to current levels as a percentage of revenue.  Sales and marketing costs for the Enterprise Solutions products were 30% of total Enterprise Solutions revenue for fiscal 2004 and 28% for fiscal 2003.  DOC1 sales and marketing costs were 44% of total DOC1 revenue for fiscal 2004 and 40% for fiscal 2003.

          General and administrative expenses were $16.2 million or 14% of total revenue in fiscal 2004 compared with $14.6 million or 14% for fiscal 2003.  The increase in expense is primarily due to increased headcount related to the Sagent products acquired in October 2003 ($1.5 million) and other merger and acquisition related costs ($0.5 million).  The Company expects general and administrative expenses to remain at these levels as a percentage of revenue in the upcoming year.

          Net non-operating income was $1.7 million in fiscal 2004 compared with net non-operating income of $0.9 million in fiscal 2003.  This increase is primarily due to gains from currency translation ($0.3 million) and disposal of assets ($0.3 million) during the current year.  The Company does not expect to benefit from gains on foreign currency transactions.  No short-term borrowing requirements are expected; this expectation could be affected substantially by future investment opportunities including acquisitions.

          The Company’s effective tax rate was 36.7% in fiscal 2004 and 34.4% in fiscal 2003.  The increased effective rate is primarily due to increased operating losses in foreign jurisdictions where the Company cannot recognize the tax benefit of the losses.

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

          The Enterprise Solutions segment’s data quality/direct marketing software license fees increased 57% for fiscal year 2003 compared with fiscal year 2002. The Company’s flagship product Code 1 Plus was responsible for 26% of the license fee increase.  Sales of GeoTAX accounted for 15% of the year over year increase.  The Company’s newest Data Quality offerings, DataSight and the Seibel Data Quality Connector accounted for 6% of the revenue increase from fiscal 2002.

          License revenue from DOC1 software increased by 28% in fiscal 2003 over the prior fiscal year.  The increase was due to higher licensing revenue in European and U.S. operations. U.S. operations accounted for 18% of the total revenue increase while European operations accounted for 10% of the revenue increase from fiscal 2002.

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

          Enterprise Solutions maintenance revenue increased 1% over the prior year to $33.9 million.  DOC1 maintenance revenue increased 19% to $11.8 million in fiscal 2003.  The increase in DOC 1 maintenance revenue is due to recognition of a higher level of maintenance deferrals based on higher aggregate sales from prior periods and increased maintenance renewals based on an increase in the installed customer base.

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

          Software license expense increased to $15.3 million in fiscal 2003 representing 32% of software license and related revenue compared with $12.0 million in fiscal 2002 representing 37% of software license and related revenue.  The decrease as a percent of revenue is primarily due to the increase in license revenue exceeding the increase in license expense.  The increase in software license expense is due to an increase in amortization of capitalized developed software ($1.9 million) and an increase in third party royalty expense ($1.3 million).

          Maintenance and service expense decreased to $17.1 million in fiscal 2003 from $20.8 million in fiscal 2002, 31% and 37% of maintenance and service revenue, respectively

          Included in maintenance and service expense are professional service and educational training expenses of $9.5 million which were 93% of professional services revenue during 2003 and $12.5 million and 98% of professional services revenue for the prior year.  The decrease in expense as a percentage of services revenue is due to lower personnel ($1.7 million) and third party costs ($1.1 million) in both operating segments offset only partially by lower revenue ($2.7 million) in both segments.

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

          Costs for research and development, before capitalization, in fiscal 2003 and 2002 were $19.5 million or 19% of total revenue and $17.4 million or 20% of revenue, respectively.  Research and development expenses (after capitalization of certain software development costs) totaled $11.8 million in fiscal 2003 and $10.3 million in 2002, representing 11% and 12% of total revenue, respectively.  The increase in costs is due to increased spending on new product initiatives in the DOC1 segment.

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

          General and administrative expenses were $14.6 million or 14% of total revenue in fiscal 2003 compared with $11.3 million or 13% for fiscal 2002.  The increase is attributable to an increase in incentive compensation accruals ($1.5 million) related to increased earnings and bad debt reserves ($0.5 million) related to increased revenue.

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

Liquidity and Capital Resources

          The Company’s working capital was $34.0 million at March 31, 2004 as compared with $39.8 million a year earlier.  The current ratio was 1.5 to 1 at March 31, 2004 and 1.8 to 1 at March 31, 2003.  Note that the reduced working capital and current ratio are primarily due to an increase in the current portion of deferred revenue related to maintenance contracts.  Accordingly, working capital and current ratios may not be directly comparable to such data for companies in other industries where similar revenue deferrals are not typical.

          The Company provides for its funding requirements through cash generated from operations.  Additionally, the Company maintains a $10 million line of credit arrangement with a commercial bank, expiring October 31, 2004.  The line of credit bears interest at the bank’s prime rate or Libor plus 140 basis points, at Group 1’s option.  The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios.  At March 31, 2004 and at March 31, 2003, there were no borrowings outstanding under the line of credit.

           During fiscal 2004, net income of $9.5 million and non-cash expenses of $11.8 million offset by $5.4 million net change in assets and liabilities provided a total of $15.9 million cash from operating activities.  The net changes in assets and liabilities included an increase in accounts receivable that decreased cash by $10.5 million during the year. The increase in receivables was due to the increase in revenue and deferred revenue.  Other significant changes in assets and liabilities were increased deferred revenues of $3.8 million and increased accrued expenses and compensation of $1.5 million.  The increased accrued compensation was due primarily to an increase in incentive compensation accruals related to increases in revenue and net income.  Other working capital items decreased cash by $0.2 million.

          Cash flows from operations differ from operating results by the amounts of non-cash expenses and by the changes in working capital.  Our primary source of operating cash flows is collections of accounts receivable from customers. Cash receipts for maintenance revenue are received annually in advance and the revenue is recognized ratably over the maintenance period resulting in cash receipts in excess of recognized maintenance revenue.  Cash receipts for license fee and professional service revenue are billed on standard terms of up to 90 days.  Due to the significant amount of license fee revenue billed in the fourth fiscal quarter and remaining in accounts receivable at March 31, 2004 cash receipts from license and professional service revenue are less than the amount recognized.  The Company’s primary operating cash disbursements are for payroll, rent and outside contractors.  The typical payment terms for vendors are net 30.  The Company has significant non-cash expenses in depreciation and amortization that result in cash disbursements that are less than the operating cash flows.

           Cash flows used in investing activities of $31.3 million consist of expenditures for investments in software development and capital equipment of $11.7 million, $13.1 million net cash paid for the Sagent acquisition, proceeds of $0.4 million from the sale of intellectual property and $9.1 million net cash used for purchases of available for sale securities.

           Proceeds from the exercise of stock options of $1.3 million were partially offset by principal payments on debt of $0.4 million for a total of $0.9 million cash provided by financing activities.

          Group 1 continually evaluates the credit and market risks associated with outstanding receivables.  In the course of this review, Group 1 considers many factors specific to the individual client as well as to the concentration of receivables within industry groups.

          As of March 31, 2004, the Company’s capital resource commitments consisted primarily of non-cancelable operating lease commitments for office space and equipment.

          The following table lists the Company’s contractual obligations and commercial commitments as of March 31, 2004 (in thousands):

Contractual Obligations	Total Amount Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating Leases	$29,507	$4,549	$7,582	$5,406	$11,970
Capital Leases	78	51	27	—	—
Notes Payable	350	350	—	—	—

Total Contractual Cash Obligations	$29,935	$4,950	$7,609	$5,406	$11,970

          The Company does not engage in any off-balance sheet financing arrangements. In particular, it does not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

          Based on past performance and current expectations, the Company believes that its cash and cash equivalents, short-term investments, and cash generated from operations will satisfy its working capital needs, capital expenditures, software development, investment requirements, commitments, and other liquidity requirements associated with its existing operations through at least the next twelve months.

Critical Accounting Policies

          The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements.  The Company considers the accounting policies related to revenue recognition to be critical to the understanding of our results of operations.  These critical accounting policies also include the areas where the Company has made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact the Company’s financial results under different assumptions and conditions.  The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States.  As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could differ from those estimates.

          Revenue Recognition:  Revenues are primarily derived from software licenses and related services, which include maintenance and support, consulting and training services.  Revenues from license arrangements are recognized when the following four criteria have been met:  1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable.  The third and fourth criteria may require the Company to make significant judgments or estimates.  Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as maintenance and support, professional services and subscription services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery.  Fair values of maintenance and support, professional services and subscription services have been determined based on the price the Company charges when the element is sold separately to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

          It is generally not the Company’s practice to offer payment terms greater than 90 days.  If payment terms extend beyond our normal terms, revenue is recognized as the payments become due.  The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness.  Payment terms are not tied to milestone deliverables or customer acceptance.

          Allowance for Doubtful Accounts:  Group 1 maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The estimates are based on the Company’s assessment of the collectibility of specific customer accounts and the aging of accounts receivable at the end of each reporting period.  If the financial condition of Group 1 customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and cash flow could be adversely affected.  In fiscal 2004, the Company collected $378,000 in accounts receivable that was previously recorded as bad debt expense resulting in revised estimates for the allowance for doubtful accounts.

          Capitalized Software:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Judgment is required in determining when the technological feasibility of a product is established.  Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale.  Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  Revenue projections used in determining the estimated product life and future recoverability in assessing the net realizable value are estimates and actual future results may differ.

          Goodwill:  The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) effective April 1, 2001 and upon adoption ceased to amortize goodwill.    SFAS No. 142 requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the third quarter fiscal 2004 and concluded that goodwill of its reporting units was not impaired.  Since no event occurred or circumstances changed during the Company’s fourth quarter of fiscal 2004 that would, more likely than not, reduce the fair value of a reporting unit below its carrying value, no impairment was recorded in the fourth quarter of fiscal 2004.  If actual market conditions are less favorable than those projected by management or if an event occurs or circumstances change that would more likely than not reduce the fair value of Group 1’s reporting units below its carrying value, goodwill impairment charges may be required.

          Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years.  Goodwill, net of accumulated amortization, was $24.3 million and $12.7 million at March 31, 2004 and 2003, respectively.  There was no goodwill amortization expense during fiscal years 2004, 2003 and 2002 in accordance with SFAS No. 142, as discussed above.

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003, except in certain circumstances, and for hedging relationships designated after December 31, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

          The Company has subsidiaries in and offices outside of the United States.  Additionally, the Company uses third party distributors to market and distribute its products in international regions.  Transactions conducted by the subsidiaries and distributors are typically denominated in the local country currency.  As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries and third party distributors are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability.  Through and as of March 31, 2004, however, the Company’s exposure was not material to the financial statements taken as a whole.  The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.  The Company does not have any financial instruments subject to material market risk.

Risk Factors

Failure to complete the merger with Pitney Bowes could have a negative impact on the market price of Group 1 common stock and result in volatility to our stock price.

          If the merger with Pitney Bowes is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

          Prior to announcement of the proposed merger with Pitney Bowes, the trading price of our common stock was subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies.  In the event that the merger with Pitney Bowes is not completed, these market fluctuations may continue to adversely affect the market price of our common stock.

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

          We acquired assets of one company during fiscal 2004 and assets from three companies during fiscal 2002.  The Company’s ongoing strategy includes pursuing additional acquisitions.  We may not be able to assimilate successfully the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, sales, development and marketing personnel.  Key personnel from the acquired companies may in the future decide to pursue other opportunities.  In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all.  These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses.  Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

          Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a long period of time.  A slowdown in the economy, domestically or internationally, or a slow down in various industries may cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which could reduce the rate of conversion of the pipeline into contracts.  A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, financial condition or results of operations.  In addition, primarily due to a substantial portion of our license contracts closing in the latter part of the quarter, and our costs being primarily fixed, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, thereby adversely affecting our business, financial condition and results of operations.

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

          Failure to control channel conflicts could materially and adversely affect our business, operating results and financial condition.  We have a number of relationships with resellers, which assist us in obtaining broad market coverage.  We have generally avoided exclusive relationships with resellers of our products.  Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts.

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

Our international operations involve risks.

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

Item 8.   Financial Statements and Supplementary Data

          See pages 28 through 50.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9a.   Controls and Procedures

          (a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of March 31, 2004, the Company s principal executive officer and principal financial officer have concluded that the Company s disclosure controls and procedures as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) Changes in internal controls.  There were no changes in the Company’s internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Group 1 Software, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17, on April 12, 2004 the Company entered into an Agreement and Plan of Merger with Pitney Bowes Inc. and Germanium Acquisition Corporation.  The Company will become a wholly-owned subsidiary of Pitney Bowes Inc. subject to regulatory and stockholder approval.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
June 11, 2004

GROUP 1 SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	MARCH 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$43,211	$56,475
Short-term investments, available for sale	16,777	7,712
Trade and installment accounts receivable, less allowance for doubtful accounts of $1,328 and $1,755	35,478	18,834
Deferred income taxes	2,766	2,130
Prepaid expenses and other current assets	4,786	4,067

Total current assets	103,018	89,218
Property and equipment, net	5,824	4,707
Computer software, net	25,736	23,490
Goodwill	24,340	12,716
Other assets	6,151	245

Total assets	$165,069	$130,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,007	$1,358
Current portion of notes payable and capital lease obligation	527	371
Accrued expenses	13,368	7,033
Accrued compensation	10,129	9,454
Current deferred revenues	42,975	31,241

Total current liabilities	69,006	49,457
Notes payable and capital lease obligation, net of current portion	42	350
Deferred revenues, long-term	1,534	315
Deferred income taxes	4,587	4,694

Total liabilities	75,169	54,816

Commitments and contingencies
Stockholders’ equity:
6% cumulative convertible preferred stock $0.25 par value; 1,200 shares authorized; no shares issued and outstanding	—	—
Common stock $0.50 par value; 200,000 and 50,000 shares authorized; 15,197 and 14,902 issued and outstanding	7,598	7,451
Additional paid-in capital	37,589	34,951
Retained earnings	47,145	37,619
Accumulated other comprehensive income	2,661	184
Treasury stock, 1,271 and 1,246 shares, at cost	(5,093)	(4,645)

Total stockholders’ equity	89,900	75,560

Total liabilities and stockholders’ equity	$165,069	$130,376

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,

	2004	2003	2002

Revenue:
Software license and related revenue	$56,472	$48,480	$32,996
Maintenance and services	62,269	55,772	56,432

Total revenue	118,741	104,252	89,428

Cost of revenue:
Software license expense	14,956	15,293	12,051
Maintenance and service expense	18,398	17,094	20,802

Total cost of revenue	33,354	32,387	32,853

Gross profit	85,387	71,865	56,575
Operating expenses:
Research and development, net (see Note 1 for gross expenditures)	15,974	11,800	10,345
Sales and marketing	39,875	32,947	28,845
General and administrative	16,157	14,626	11,255

Total operating expenses	72,006	59,373	50,445

Income from operations	13,381	12,492	6,130
Non-operating income:
Interest income	1,208	1,157	1,589
Interest expense	(55)	(301)	(372)
Other non-operating income (expense)	520	14	(69)

Total non-operating income	1,673	870	1,148

Income before provision for income taxes	15,054	13,362	7,278
Provision for income taxes	5,528	4,602	2,852

Net income	9,526	8,760	4,426
Preferred stock dividend requirements	0	(44)	(56)

Net income available to common stockholders	$9,526	$8,716	$4,370

Basic earnings per share	$0.69	$0.67	$0.35

Diluted earnings per share	$0.60	$0.59	$0.32

Basic weighted average shares outstanding	13,826	13,029	12,474

Diluted weighted average shares outstanding	15,765	14,621	13,798

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,

	2004	2003	2002

Net income	$9,526	$8,760	$4,426
Foreign currency translation adjustments	2,477	1,552	(82)

Comprehensive income	$12,003	$10,312	$4,344

See notes to consolidated financial statements

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock					Treasury Stock

	Shares	Amount	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity

Balance, March 31, 2001	48	$916	13,308	$6,654	$25,969	$24,533	$(1,286)	994	$(2,335)	$54,451
Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	—	(56)
Issuance of stock upon exercise of options	—	—	528	264	2,853	—	—	236	(2,203)	914
Treasury shares purchased	—	—	—	—	—	—		10	(49)	(49)
Loss on foreign currency translation	—	—	—	—	—	—	(82)	—	—	(82)
Tax benefit related to stock options	—	—	—	—	489	—	—	—	—	489
Issuance of warrants to acquire common stock in exchange for services	—	—	—	—	309	—	—	—	—	309
Net income	—	—	—	—	—	4,426	—	—	—	4,426

Balance, March 31, 2002	48	916	13,836	6,918	29,620	28,903	(1,368)	1,240	(4,587)	60,402
Dividends to preferred stockholders	—	—	—	—	—	(44)	—	—	—	(44)
Exchange of preferred for common shares	(48)	(916)	142	71	845	—	—	—	—	—
Issuance of stock upon exercise of options	—	—	924	462	3,005	—	—	6	(58)	3,409
Gain on foreign currency translation	—	—	—	—	—	—	1,552	—	—	1,552
Tax benefit related to stock options	—	—	—	—	1,464	—	—	—	—	1,464
Compensation expense related to issuance of warrants	—	—	—	—	17	—	—	—	—	17
Net income	—	—	—	—	—	8,760	—	—	—	8,760

Balance, March 31, 2003	—	—	14,902	7,451	34,951	37,619	184	1,246	(4,645)	75,560

Issuance of stock upon exercise of options	—	—	295	147	1,600	—	—	25	(448)	1,299
Gain on foreign currency translation	—	—	—	—	—	—	2,477	—	—	2,477
Tax benefit related to stock options	—	—	—	—	1,027	—	—	—	—	1,027
Compensation expense related to issuance of warrants	—	—	—	—	11	—	—	—	—	11
Net income	—	—	—	—	—	9,526	—	—	—	9,526

Balance, March 31, 2004	—	$—	15,197	$7,598	$37,589	$47,145	$2,661	1,271	$(5,093)	$89,900

See notes to consolidated financial statements.

GROUP 1 SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$9,526	$8,760	$4,426
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Amortization expense	9,901	9,836	8,353
Depreciation expense	2,135	2,191	2,425
Provision for doubtful accounts	(378)	725	225
Net (gain) loss on disposal of assets	(347)	—	29
Deferred income taxes	(737)	(255)	381
Tax benefit from exercises of stock options	1,027	1,465	489
Foreign currency transaction loss	181	95	32
Compensation expense for warrants issued	11	17	—
Changes in assets and liabilities:
Accounts receivable	(10,480)	(1,570)	6,358
Prepaid expenses and other current assets	21	(817)	435
Other assets	(788)	(38)	56
Deferred revenues	3,752	1,978	(519)
Accounts payable	647	121	(784)
Accrued expenses and accrued compensation	1,466	6,804	(2,761)

Net cash provided by operating activities	15,937	29,312	19,145

Cash flows from investing activities:
Purchases and development of computer software	(7,712)	(8,923)	(7,179)
Purchases of property and equipment	(3,226)	(1,981)	(3,009)
Payment for acquisitions, net of cash acquired	(11,690)	—	(6,103)
Proceeds from sale of intellectual property	375	—	—
Purchases of marketable securities	(37,350)	(16,524)	(40,147)
Proceeds from sale and maturities of available for sale securities	28,285	33,481	23,432

Net cash provided by (used in) investing activities	(31,318)	6,053	(33,006)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,299	3,409	914
Repayment of principal on debt and capital lease obligations	(386)	(6,404)	(74)
Dividends paid on preferred stock	—	(59)	(56)
Repurchase of common stock	—	—	(49)

Net cash (used in) provided by financing activities	913	(3,054)	735

Net increase (decrease) in cash and cash equivalents	(14,468)	32,311	(13,126)
Effect of exchange rate on cash and cash equivalents	1,204	1,228	(117)
Cash and cash equivalents at beginning of period	56,475	22,936	36,179

Cash and cash equivalents at end of period	$43,211	$56,475	$22,936

See notes to consolidated financial statements.

Group 1 Software, Inc.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization

          The accompanying consolidated financial statements are for Group 1 Software, Inc. (“Group 1”), which was incorporated in June 1967.  Unless otherwise indicated in the notes to the consolidated financial statements, the term “Company” will refer to the operations of Group 1 and its subsidiaries. Group 1 Software, Inc. develops, acquires, markets and supports software solutions for customer communication management, data quality and direct marketing.  The Company distributes all of its products in North America and its customer communication management and data integration solutions throughout the world.

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

Revenue Recognition

          Revenues are primarily derived from software licenses and related services, which include maintenance and support, subscriptions, consulting and training services.  Revenues from license arrangements are recognized when the following four criteria have been met:  1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable.  The third and fourth criteria may require the Company to make significant judgments or estimates.  If the agreement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria and customer acceptance has been verified.  Most of the Company sales are multiple-element arrangements and may include software licenses and maintenance and support and subscriptions.  Additionally, the Company’s arrangements sometimes include professional services.  Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as maintenance and support, subscriptions and professional services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery.  Fair values of maintenance and support, subscriptions and professional services have been determined based on the price the Company charges when the element is sold separately to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

          Revenue from term license agreements for a period of less than three years, sold with annual maintenance and support, is recognized ratably over the term of the agreement.  License fees for term license agreements with periods of three or more years, sold with annual maintenance and support, are recognized at the beginning of the period if all other criteria for revenue recognition have been met.  Revenues from maintenance and support and subscriptions for both perpetual and term licenses are deferred and recognized ratably over the term of the contract.

          Professional services revenues from installation and training services are deferred and recognized when the services are performed and collectibility is deemed probable.  The Company generally recognizes professional services revenues for consulting contracts (other than installation and training) on a time and materials basis as the work is performed.  Fixed fee professional services arrangements that do not include significant production, customization or modification of the software are recognized upon completion of the services.  When a software license arrangement requires the Company to provide significant production, customization or modification of the software both the product license revenue and consulting services revenue are recognized using the percentage of completion method.  Under percentage of completion accounting, both product license and consulting services revenue are recognized as work progresses based upon labor hours incurred.  Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable.  For each of the years ended March 31, 2004, 2003 and 2002, contracts accounted for under the percentage of completion method represented less than 1% of total revenues.  As of March 31, 2004, the Company has not incurred any losses on contracts in progress.

           Service revenue from arrangements where the customer accesses the Company’s software via the internet is recognized ratably over the contract period, which is typically one to two years, or as transactions occur in accordance with the contract terms.

           Revenue from products licensed to original equipment manufacturers (OEM’s) is recorded when the Company has received evidence from an OEM that a license agreement has been signed by an end-user.  Revenue from sales through value added resellers or distributors is recorded when a license agreement is signed with an end user, evidence of an agreement exists and product has been delivered.

          Revenue from products licensed on installment terms to a specific class of customer, mailing service bureaus, with which the Company has established a long standing practice of using installment contracts with a history of successful collections under the original payment terms without making concessions are recorded when products have been shipped and the appropriate evidence of an agreement has been received by Group 1, provided all other revenue recognition criteria have been satisfied.  For each of the years ended March 31, 2004, 2003 and 2002, installment contracts with this class of customer represented less than 1% of total revenues.

          It is generally not the Company’s practice to offer payment terms greater than 90 days.  If payment terms extend beyond our normal terms for customers other than mailing service bureaus revenue is recognized as the payments become due.  The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness.  Payment terms are not tied to milestone deliverables or customer acceptance.

          The amount of deferred revenue at March 31, 2004 to be recognized during the subsequent years is (in thousands):

2005	$42,975
2006	1,193
2007	179
2008 and beyond	162

$44,509

Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less at the time the investments are acquired to be cash equivalents.  Cash equivalents for the Company are solely investments in commercial paper.

Short-term Investments

          The Company classifies its short-term investments as available-for-sale.  Short-term investments are comprised of debt securities with original maturities of more than three months when purchased.  All securities held mature within one year of the balance sheet date.  As of March 31, 2004 the Company had available-for-sale investments of $16.8 million.  The Company had available-for-sale investments of $7.7 million as of March 31, 2003.  The investments are adjusted to market value at the end of each accounting period.  Unrealized gains and losses, net of applicable taxes, are charged or credited to accumulated other comprehensive income, a separate component of stockholders’ equity.  Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.  To date, unrealized gains and losses have not been material.  Interest income is recognized when earned.

Allowance for Doubtful Accounts

          Group 1 maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The estimates are based on the Company’s assessment of the collectibility of specific customer accounts and the aging of accounts receivable at the end of each reporting period.  If the financial condition of Group 1 customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2004, our accounts receivable balance, net of allowances for doubtful accounts of $1.3 million, was $35.5 million, which included no customers who accounted for over 10% of the net trade accounts receivable.

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

Internal Use Software

          Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs.”  Qualifying costs incurred during the application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset.  All other costs are expensed as incurred.  As of March 31, 2004 and 2003, costs qualifying for capitalization totaled $1,284,000 and $1,006,000 net of accumulated amortization of $4,715,000 and $4,043,000, respectively.  These costs are included as part of property and equipment, net in the accompanying consolidated balance sheets.  Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years, and is included in general and administrative expenses.

Research and Product Development

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale.  Capitalized costs are amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  Revenue projections are estimates and actual future results may differ.  At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  Developed and acquired software costs, net of accumulated amortization, are $25,736,000 and $23,490,000 at March 31, 2004 and 2003, respectively, and are included in computer software, net in the accompanying consolidated balance sheets.  Amortization expense related to developed and acquired software costs was $8,737,000, $8,926,000 and $7,084,000 for the years ended March 31, 2004, 2003 and 2002, respectively and is included in cost of software license revenues.  During the years ended March 31, 2004, 2003 and 2002, respectively, the Company capitalized software development costs of $6,637,000, $7,697,000 and $7,097,000 and purchased software of $3,076,000, $1,227,000 and $82,000.  Research and product development costs not subject to SFAS No. 86 are expensed as incurred and relate mainly to the development of new products and on-going maintenance of existing products.  Total costs for research and development, before capitalization, incurred in fiscal 2003, 2002, and 2001 were $22,611,000, $19,497,000 and $17,442,000, respectively.

Goodwill

          The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) effective April 1, 2001 and upon adoption ceased to amortize goodwill.  SFAS No. 142 requires goodwill amortization to cease and for goodwill to be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company performed the required annual impairment assessment of goodwill balances in accordance with the provisions of SFAS No. 142 during the third quarter fiscal 2004 and concluded that goodwill of its reporting units was not impaired.  Since no event occurred or circumstances changed during the Company’s fourth quarter of fiscal 2004 that would, more likely than not, reduce the fair value of a reporting unit below its carrying value, no impairment was recorded in the fourth quarter of fiscal 2004.  If actual market conditions are less favorable than those projected by management or if an event occurs or circumstances change that would more likely than not reduce the fair value of Group 1 below its carrying value, goodwill impairment charges may be required.

          Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and, prior to fiscal year 2002, was amortized on a straight-line basis over the estimated economic useful life ranging from nine to fifteen years.  Goodwill, net of accumulated amortization, was $24.3 and  $12.7 million at March 31, 2004 and 2003, respectively.  There was no goodwill amortization expense during fiscal years 2004, 2003 and 2002 in accordance with SFAS No. 142.

Foreign Currency Translation

          The functional currency for the Company’s international subsidiary is the applicable local currency.  The financial statements of the international subsidiary are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Adjustments resulting from translation of financial statements are included in stockholders’ equity as accumulated other comprehensive income.  The Company does not attempt to hedge its foreign currency exposures.  Foreign currency gain of $2,477,000 in 2004, $1,552,000 in 2003 and foreign currency losses of $82,000 in 2002 are included in accumulated other comprehensive income.  Gains and losses arising from transactions denominated in a currency other than the Company’s functional currency are included in the consolidated statements of operations.

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

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” ( SFAS 148 ).  SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

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

	2004	2003	2002

Net income available to common stockholders as reported	$9,526	$8,716	$4,370
Add: stock-based employee compensation expense included in reported net income	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(4,446)	(3,167)	(4,153)

Pro forma net income available to common stockholders	$5,080	$5,549	$217

Earnings per share
Basic, as reported	$0.69	$0.67	$0.35

Basic, pro forma	$0.37	$0.43	$0.02

Diluted, as reported	$0.60	$0.59	$0.32

Diluted, pro forma	$0.32	$0.38	$0.02

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2004, 2003 and 2002 respectively: dividend yield of 0%, expected volatility of 81%, 104% and 107% respectively, a risk-free interest rate of 3.25%, 3.01% and 4.47% respectively, and an expected term of 4.01, 4.08 and 4.28 years respectively.

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

          Reconciliation of shares used in basic EPS calculations to the shares used in the diluted EPS calculation is as follows (in thousands):

	Year Ended March 31,

	2004	2003	2002

Weighted average shares outstanding-basic	13,826	13,029	12,474
Effect of dilutive securities:
Stock options and warrants	1,939	1,592	1,324

Weighted average shares outstanding – diluted	15,765	14,621	13,798

          There were 116,000, 101,000, and 1,770,000 additional potentially dilutive common stock options and warrants in 2004, 2003 and 2002, respectively.  There were additional potentially dilutive convertible preferred shares of 113,000 and 142,500 in 2003 and 2002, respectively.  These were not included in the earnings per share calculation due to their anti-dilutive effect.

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

          The Company designs, develops, manufactures, markets and supports computer software systems to customers in diversified industries throughout the world.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.  The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of revenue or all accounts receivable.  For the years ended March 31, 2004 and 2003, no one customer accounted for 10% or more of revenue or net accounts receivable.

Impairment of Long-Lived Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets.  If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value.  Based on management’s assessment as of March 31, 2004 and 2003, the Company has determined that no impairment of long-lived assets exists.

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003, except in certain circumstances, and for hedging relationships designated after December 31, 2003.  The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

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

(2)

Accounts Receivable

          Accounts receivable are comprised of the following (in thousands):

	March 31,

	2004	2003

Trade	$36,628	$20,216
Installment accounts receivable, interest typically at 8.5% to 13%	178	412
Allowance for doubtful accounts	(1,328)	(1,755)

	35,478	18,873
Less non-current portion of installment accounts receivable	—	(39)

Current portion	$35,478	$18,834

(3)

Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,

	2004	2003

Prepaid expenses	$2,260	$2,025
Prepaid commissions	997	907
Prepaid royalties	941	330
Other current assets	588	805

	$4,786	$4,067

          Prepaid commissions and royalties primarily relate to amounts paid, as of the balance sheet date, on initial maintenance and enhancement contracts and contracts being recognized under the percentage-of-completion method which have been deferred into future periods.

(4)

Property and Equipment

          Property and equipment is comprised of the following (in thousands):

	March 31,

	2004	2003

Computer equipment	$11,422	$9,183
Furniture and fixtures	4,470	3,679
Leasehold improvements	1,710	1,628
Software purchased and developed for internal use	5,999	5,048

	23,601	19,538
Less accumulated depreciation and amortization	(17,777)	(14,831)

	$5,824	$4,707

(5)

Computer Software

          Computer software is comprised of the following (in thousands):

	March 31,

	2004	2003

Developed software	$81,073	$72,403
Acquired software	11,228	8,590

	92,301	80,993
Less accumulated amortization	(66,565)	(57,503)

	$25,736	$23,490

(6)

Accrued Expenses

          Accrued expenses are as follows (in thousands):

	March 31,

	2004	2003

Accrued sales and other taxes	$3,203	$1,186
Accrued royalties	2,122	1,159
Accrued sales incentives	526	418
Income taxes payable	1,710	682
Accrued interest expense	52	31
Other accrued expenses	5,755	3,557

	$13,368	$7,033

(7)

Line of Credit

          The Company has a $10 million unsecured line of credit facility with a financial institution which expires October 31, 2004. The line of credit bears interest at the bank’s prime rate (4.0% at March 31, 2004), or Libor (1.11% at March 31, 2004) plus 140 basis points at the Company’s option.  The line of credit is not collateralized but requires Group 1 to maintain certain operating ratios.  At March 31, 2004 and 2003 there were no borrowings outstanding under the line of credit.

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

Stock Repurchase Program

          In September 2001 the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of the Company’s common stock.  In fiscal 2002, the Company repurchased 10,000 shares of common stock at a total cost of $49,000.  The transactions were effected through open market purchases.

Stock Option Plans

          The Company has three stock option programs currently in effect, and three predecessor plans for which option grants are still outstanding.  Options granted under all plans were granted at 100% of the fair market value of the common stock at the date of grant.  The options vest over a five year period, 20% each year on the anniversary of the grant date.

As of March 31, 2004	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
Plan of 1998 for officers and employees	622,530	$7.44	13,327
Plan of 1995 for officers and employees	2,438,808	$7.94	839,648
Plan of 1986 for officers and employees	4,200	$3.34	—
Plan of 1995 for non-employee directors	501,000	$5.30	360,000
Pre-merger plan for non-employee directors	55,920	$2.61	—
Plan of 1992 for non-employee directors	195,000	$4.72	—
Equity compensation plans not approved by security holders[1]	130,000	$6.69	—

Total	3,947,458	$7.24	1,212,975

1As of March 31, 2004, equity compensation plans not approved by security holders consisted of outstanding warrants to purchase 130,000 shares of Common Stock.  The following summarizes information about the outstanding warrants.

During fiscal 2001, the Company issued warrants to purchase 90,000 shares of Common Stock in exchange for advisory and acquisition related investment banking services.  These warrants vest over three years and expire on June 26, 2005.  As of March 31, 2004, 46,000 of these warrants were outstanding.

During fiscal 2002, the Company issued warrants to purchase 6,000 shares of Common stock in exchange for consulting services.  These warrants vest over three years and expire on June 25, 2005. As of March 31, 2004, 4,000 of these warrants were outstanding.

From October 15, 1997 to March 31, 2004, the Company issued warrants to purchase 80,000 shares of Common Stock as compensation for Board of Director services.  As of March 31, 2004, 80,000 of these warrants were outstanding.  These warrants vest over five years and have a fifteen-year period.  All warrants described above were issued at the current market price on the date of issue.

          The following table summarizes information about the stock options granted and outstanding at March 31, 2004:

Ranges of exercise prices	Numbers of options outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Numbers of options exercisable	Weighted average exercise price

$ 1.51 - $ 3.00	702,455	$2.63	6.05	702,455	$2.63
$ 3.01 - $ 4.50	992,933	$3.40	4.56	961,734	$3.40
$ 4.51 - $ 6.00	119,600	$5.25	9.86	40,400	$5.25
$ 6.01 - $ 7.50	271,980	$6.71	8.93	80,760	$6.73
$ 7.51 - $ 9.00	601,800	$7.96	6.17	374,002	$7.98
$ 9.01 - $10.50	577,420	$9.77	6.58	338,002	$9.72
$10.51 - $12.00	0	$0.00	0.00	0	$0.00
$12.01 - $13.50	0	$0.00	0.00	0	$0.00
$13.51 - $15.00	495,520	$14.09	8.84	100,202	$14.09
$15.01 - $16.50	0	$0.00	0.00	0	$0.00
$16.51 - $18.00	0	$0.00	0.00	0	$0.00
$18.01 - $19.50	185,750	$18.83	10.35	0	$0.00

Total	3,947,458	$7.24	6.64	2,597,555	$5.22

          Activity under the Company’s stock option plans discussed above is summarized as follows:

	Year Ended March 31,

	2004		2003		2002

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding beginning of period	4,178,708	$6.73	4,602,533	$5.29	5,150,427	$5.50
Options exercised	(294,957)	$5.92	(923,695)	$3.75	(521,976)	$5.97
Options canceled	(140,443)	$11.60	(157,680)	$8.39	(474,818)	$7.89
Options granted	204,150	$18.84	657,550	$12.87	448,900	$6.43

Options outstanding end of period	3,947,458	$7.24	4,178,708	$6.73	4,602,533	$5.29
Options exercisable at end of period	2,597,555	$5.22	2,229,646	$4.71	2,490,014	$4.16
Weighted-average fair value of options granted during the period		$14.34		$10.87		$5.38

(9)

Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Years Ended March 31,

	2004	2003	2002

Federal:
Current	$4,794	$3,013	$1,058
Deferred	(317)	24	341

	4,477	3,037	1,399

State:
Current	1,140	967	426
Deferred	(245)	(56)	161

	895	911	587

Foreign:
Current	126	741	866
Deferred	30	(87)	—

	156	654	866

	$5,528	$4,602	$2,852

          The provision for income taxes varied from that computed using the statutory federal income tax rate as follows:

	Year Ended March 31,

	2004	2003	2002

Statutory tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.8	4.5	4.2
Research and development tax credits	(3.3)	(3.7)	—
Foreign taxes	1.1	(0.1)	(1.3)
Other, net	0.1	(0.3)	2.3

Effective tax rate	36.7%	34.4%	39.2%

          Deferred tax assets and liabilities which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands) :

	March 31,

	2004	2003

Current:
Stock options	$62	$324
Allowance for doubtful accounts	795	661
Accrued compensation	1,160	950
Other, net	749	195

Total current deferred tax assets	$2,766	$2,130

Long-term:
Deferred maintenance revenue - long-term	(9)	$(33)
Capitalized software	4,280	4,735
Depreciation	(221)	(789)
Research and development tax credit	—	—
Other, net	537	781

Total long-term deferred tax liabilities	$4,587	$4,694

          U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries.  The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries with the balance considered to be permanently reinvested in the operations of such subsidiaries.

(10)

Benefit Programs

          The Company maintains a 401(k) retirement savings plan and trust for the benefit of the Company’s employees which provides for a contribution to be made by the Company out of current operating earnings based upon the contributions made by participating Company employees with established limits.  The Company’s contributions for the years ended March 31, 2004, 2003 and 2002 were $750,000, $669,000, and $688,000, respectively.

(11)

Supplemental Cash Flow Information

          The following supplemental information summarizes the disclosures pertaining to the Statements of Cash Flows (in thousands) :

	Year Ended March 31,

	2004	2003	2002

Cash paid during the year for:
Interest	$27	$635	$11
Income taxes	$4,177	$4,197	$1,384
Non-cash investing and financing activities:
Issuance of common stock warrants for services provided	—	$17	$—
Mature shares tendered in payment for stock option exercises	$448	$58	$2,203
Notes payable issued for acquisitions	—	—	$7,112
Liabilities assumed in acquisitions	$14,648	—	$1,393
Warrants issued in lieu of cash payments for acquisition costs	—	—	$309

(12)

Commitments and Contingencies

Legal

          On April 12, 2004, Group 1 entered into an Agreement and Plan of Merger with Pitney Bowes Inc. (“Pitney  Bowes”) and Germanium Acquisition Corporation (“Merger  Sub”), a wholly-owned subsidiary of Pitney Bowes (see Note 17).  On May 19, 2004, a purported stockholder class action lawsuit was filed in Circuit Court for Prince George’s County, Maryland, against Group 1, each of Group 1’s directors and Pitney Bowes Inc. The lawsuit, Freeport Partners, LLC v. James V. Manning, et al., including Group 1 Software (Case No. CAL0410794) alleges that the defendants breached, or aided the other defendants’ breaches of, their fiduciary duties owed to the public stockholders of Group 1 in connection with the proposed merger, and that the defendants failed to adequately disclose all material terms of the proposed merger, including financial benefits to be received by the Company’s directors and officers in connection with the proposed merger.  Specifically, the lawsuit alleges that the defendants breached their fiduciary duty by, among other things, failing to initiate an auction process for the sale of Group 1 and failing to properly value Group 1 as an independent entity, and that the defendants failed to disclose, among other things, the precise amount each of the directors and officers will receive as a result of the acceleration of their unvested options.  The complaint seeks certification of a class, a declaration that the defendants have breached their fiduciary duties and aided and abetted such breaches in entering into the merger agreement, a requirement that defendants make corrective disclosures, compensatory damages, interest, attorneys’ and experts’ fees and other costs, and to enjoin or rescind the proposed merger.  The time for the defendants to respond to the complaint has not yet expired and, to date, no motions have been filed by any of the parties to the lawsuit.

          From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business.  The Company believes that there are no claims or actions pending or threatened against it, either individually or in the aggregate, the ultimate disposition of which would have a material adverse effect on the Company.

Leasing Arrangements

          The Company leases its office facilities and some of its equipment under operating and capital lease arrangements, some of which contain renewal options and escalation clauses for operating expenses and inflation.  Deferred rent at March 31, 2004 and 2003 was $764,000 and $519,000, respectively.

          The Company is obligated for the following minimum operating lease rental payments that have initial and remaining non-cancelable lease terms in excess of one year (in thousands) :

Operating

2005	$4,549
2006	3,997
2007	3,585
2008	2,928
2009	2,478
2010 and thereafter	11,970

Total minimum lease payments	$29,507

          Total rent expense under operating leases for fiscal years ended March 31, 2004, 2003, and 2002 was $6,028,000, $5,148,000, and $4,154,000, respectively.  The Company has future capital lease obligations totaling $69,000.

(13)

Segment Information

          The Company has two reportable segments, Enterprise Solutions and DOC1.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The following table presents certain financial information relating to each reportable segment :

	Year Ended March 31,

Segment Information (in thousands)	2004	2003	2002

Revenue
Enterprise Solutions	$87,628	$71,035	$59,509
DOC1	31,113	33,217	29,919

Total revenue	$118,741	$104,252	$89,428

Gross Profit
Enterprise Solutions	$67,799	$51,392	$39,407
DOC1	17,588	20,473	17,168

Total gross profit	$85,387	$71,865	$56,575

          All of the Company’s tax provisions and tax benefits are retained and analyzed at the corporate level and are not allocated to the individual segments.  Amortization of capitalized software associated with the Enterprise Solutions Software segment is $4.8 million, $5.9 million, and $4.7 million for 2004, 2003 and 2002, respectively.  Amortization of capitalized software associated with the DOC1 Software segment is $4.0 million, $3.0 million, and $2.3 million for 2004, 2003 and 2002, respectively.

          As of March 31, 2004 and 2003, the identifiable assets of the Company’s reportable segments were as follows (in thousands):

	March 31, 2004	March 31, 2003

Enterprise Solutions	$68,919	$39,075
DOC1	37,638	32,039
Corporate	58,512	59,262

Total assets	$165,069	$130,376

          The changes in the carrying amount of goodwill for the twelve months ended March 31, 2004 and 2003, respectively, for each reportable segment were as follows (in thousands):

	Enterprise Solutions	DOC1

Balance as of April 1, 2002	$4,497	$8,189
Goodwill acquired	—	—
Effect of currency translation on goodwill	—	30

Balance as of March 31, 2003	$4,497	$8,219
Goodwill acquired	11,557	—
Effect of currency translation on goodwill	17	50

Balance As of March 31, 2004	$16,071	$8,269

	Year Ended March 31,

Geographic Area Information	2004	2003	2002

Revenue
U.S. operations	$103,882	$93,894	$80,557
International operations	19,489	14,211	13,285
Eliminations	(4,630)	(3,853)	(4,414)

Total revenue	$118,741	$104,252	$89,428

Operating income
U.S. operations	$13,737	$10,800	$3,490
International operations	(356)	1,692	2,640

Total operating income	$13,381	$12,492	$6,130

	March 31, 2004	March 31, 2003

Identifiable non-current assets
U.S. operations	$51,516	$34,059
International operations	16,789	7,896
Eliminations	(6,254)	(797)

Total identifiable non-current assets	$62,051	$41,158

          It is management’s belief that intercompany sales between geographic areas are accounted for at prices consistent with market conditions as evidenced by unaffiliated transactions.  “U.S. operations” include shipments to customers in the United States, licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada and Latin America.  International revenue, which includes European and Asian operations and exports, were 19%, 16% and 15% of total revenue in 2004, 2003 and 2002.

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

          On December 4, 2001, the Company acquired various assets of Vision-R eTechnologies, Ltd. (“Vision-R”) for $1,000,000 in cash, a $1,250,000 note payable with the present value of $1,115,000, earn-out payments over the next 36 months not to exceed $1,000,000, and $220,000 in acquisition costs.  The results of operations of Vision-R have been included with those of the Company since the date of acquisition.  The cash consideration was paid from the Company’s working capital.  Additional earn-out consideration will be recorded at its fair value as additional cost of the acquisition when such additional consideration is earned.  As of March 31, 2004, $1,158,000 of additional earn-out consideration has been recorded.

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

          On October 1, 2003, Group 1 and Sagent Technology, Inc., a Delaware corporation (“Sagent”), consummated the transaction contemplated in the Agreement for the Purchase and Sales of Assets dated April 15, 2003 (the “APA”).  Pursuant to the APA, Group 1 has purchased specifically identified assets and assumed specifically identified liabilities of Sagent (the “Purchase”) as of October 1, 2003.  In consideration for the Purchase, the Company has delivered $7,635,000 in cash and has forgiven $7,000,000 in notes payable to Group 1 Software in accordance with the APA.  The cash consideration for the acquisition was paid from Group 1’s working capital.

          The Sagent assets included: the Data Flow product for data extraction, transformation and loading (ETL), the Centrus products for business geographic applications as well added distribution capabilities.

          The total purchase price of Sagent assets of approximately $16,326,000, consisting of $7,635,000 paid in cash, $7,000,000 debt forgiveness, acquisition costs of $1,691,000 and net liabilities assumed of $2,791,000 was allocated as follows (in thousands):

Tangible assets	$11,840
Liabilities assumed	(14,631)

Net liabilities assumed	$(2,791)
Intangible assets:
Computer software	$2,000
Goodwill	11,557
Trademarks	1,500
Distribution network	860
Contractual customer relationships	3,200

Total intangible assets	$19,117
Total purchase price	$16,326

          The following unaudited pro forma consolidated results of operations for the twelve months ended March 31,  2004, 2003 and 2002 have been prepared as if the acquisitions of TriSense, HotData, Vision-R and Sagent had occurred as of the beginning of fiscal 2002, after giving effect to purchase accounting adjustments relating to amortization of intangible assets, interest expense on the notes payable issued to finance the TriSense and Vision-R purchases, and reduction of income tax provision and interest income:

	Twelve months ended March 31, (Unaudited)

	2004	2003	2002

Revenue	$133,754	$137,553	$136,864
Net income available to common shareholders	$7,590	$(6,610)	$(17,541)
Diluted earnings per share	$0.48	$(0.45)	$(1.27)
Weighted average shares outstanding	15,765	14,621	13,798

          The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma results do not include amortization expense of acquired goodwill.

(15)

Acquired Intangible Assets

(in thousands)

	Gross Carrying Amount as of March 31, 2004	Accumulated Amortization as of March 31, 2004

Amortized acquired intangible assets:
Computer software	$10,693	$5,084
Distribution network	$860	$43
Contractual customer relationships	$3,200	$256
Unamortized acquired intangible assets:
Goodwill	$26,699	$2,359
Trademarks	$1,500	—

          The aggregate amortization expense for acquired intangible assets for the years ended March 31, 2004, 2003 and 2002 was $1,994,000, $1,064,000, and $697,000 respectively.  The following table summarizes aggregate amortization expense for each of the five succeeding fiscal years (in thousands):

For year ending March 31, 2005	$2,275
For year ending March 31, 2006	$2,255
For year ending March 31, 2007	$1,697
For year ending March 31, 2008	$1,088
For year ending March 31, 2009	$881

(16)

Quarterly Financial Data (Unaudited)

          Quarterly unaudited financial information for the years ended March 31, 2004 and 2003 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(In thousands, except per share data)
Fiscal Year 2004:
Revenue	$24,256	$25,233	$31,322	$37,930
Gross profit	16,007	17,985	22,463	28,932
Income before taxes	3,235	3,867	1,589	6,363
Net income available to common stockholders	2,053	2,552	976	3,945
Basic earnings per share	$0.15	$0.18	$0.07	$0.28
Diluted earnings per share	$0.13	$0.16	$0.06	$0.25
Fiscal Year 2003:
Revenue	$23,379	$25,020	$26,690	$29,163
Gross profit	15,034	17,152	19,009	20,670
Income before taxes	1,557	3,178	3,662	4,965
Net income available to common stockholders	959	1,957	2,327	3,473
Basic earnings per share	$0.08	$0.15	$0.18	$0.26
Diluted earnings per share	$0.07	$0.14	$0.16	$0.22

(17)

Subsequent Events

          On April 12, 2004, Group 1 entered into an Agreement and Plan of Merger with Pitney Bowes Inc. (“Pitney  Bowes”) and Germanium  Acquisition Corporation (“Merger  Sub”), a  wholly-owned subsidiary of Pitney Bowes.  Pursuant to the terms of the merger agreement, Merger Sub will merge with and into Group 1, and all of the outstanding shares of Group 1 common stock will be converted into the right to receive $23.00 in cash, without interest.  As a result, Group 1 will become a direct, wholly-owned subsidiary of Pitney Bowes.

          The merger is expected to be completed in the third calendar quarter of 2004.  The closing is subject to regulatory approval (on May 5, 2004, Group 1 received notice from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and on May 13, 2004, the German Federal Cartel issued a letter concluding that the planned acquisition, is not prohibited under Germany’s Act Against Restraints of Competition), Group 1 stockholder approval and customary closing conditions.

PART III

Item 10.     Directors and Executive Officers of the Registrant

          The Directors and Executive Officers of the Company are as follows:

Name	Age	Position

James V. Manning	57	Chairman of the Board of Directors
Robert S. Bowen	66	Chief Executive Officer and Vice Chairman
Mark D. Funston	44	Executive Vice President, Chief Financial Officer
Alan P. Slater	48	President, DOC1 Division and Director
Stephen R. Bebee	50	Executive Vice President, Enterprise Solutions Division
Andrew W. Naden	46	Executive Vice President of Enterprise Solutions Division Sales and Corporate Marketing
Edward Weiss	53	Secretary and General Counsel
John C. Renehan	41	Vice President, Finance
Thomas S. Buchsbaum	54	Director
Richard H. Eisenberg	66	Director
James P. Marden	50	Director
Charles A. Mele	47	Director
Charles J. Sindelar	67	Director
Bruce J. Spohler	43	Director

          The Board of Directors is divided into three classes.  One class of the Directors is elected annually, and their terms extend until the annual meeting of stockholders three years following their election and until their successors are elected and qualified.  The terms of Messrs. Bowen, Slater and Buchsbaum will expire in 2005.  The terms of Messrs. Sindelar, Marden and Mele will expire in 2006.  The terms of Messrs. Manning, Eisenberg and Spohler will expire in 2004.  Each of the officers shall continue in his capacity until his successor is appointed and qualified.

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

          Mr. Bruce J. Spohler has been a Director since 1997.  He has been Managing Director, High Yield, of CIBC Oppenheimer for more than five years.

          Mr. Thomas S. Buchsbaum has been a Director since September 1998.  Since April 1997, he has been employed by Dell, Inc. in various Vice Presidential positions and currently serves as its Vice President, Federal Systems.  Prior to that, for more than five years, he was Executive Vice President of Zenith Data Systems.

          The following table sets forth information as of June 1, 2004, covering the directors and their ownership of common stock issued, and options to purchase common stock of the Company.

Director	Shares (% 0f Class)	Options/Warrants(1) (% of Class)

Robert S. Bowen	599,703	948,436
	*	6.4%
Thomas S. Buchsbaum	45,307	20,450
	*	*
Richard H. Eisenberg	900	92,000
	*	*
James V. Manning	18,000	124,000
	*	*
James P. Marden	2,000	122,000
	*	*
Charles A. Mele	45,114	176,470
	*	*
Charles J. Sindelar	4,960	121,000
	*	*
Alan P. Slater	—	168,278
		*
Bruce J. Spohler	125,859	64,000
	*	*

*Less than 5%

(1) Exercisable within 60 days of June 1, 2004.

          The business address of Messrs. Manning and Mele is River Drive Center 2, 669 River Drive, Elmwood Park, NJ 07407-1361.  Mr. Marden’s business address is 1350 Avenue of the Americas, 27th Floor, New York, NY 10019.  Mr. Eisenberg’s business address is 880 3rd Avenue, 14th Floor, New York, NY 10022.  Mr. Spohler’s address is 425 Lexington Avenue, 3rd Floor, New York, NY 10017.  Mr. Buchsbaum’s address is 1 Dell Way, RR8 MS8729, Round Rock, TX 78682.  The business address of Messrs. Bowen, Sindelar and Slater is 4200 Parliament Place, Suite 600, Lanham, MD 20706.

Family Relationships

          There are no family relationships between any director or executive officer of the Company.

Interlocking Relationships

          None of the members of the Board who served on the Company’s Compensation Committee during fiscal 2004 was an officer or employee of the Company or had any relationship with the Company that would be required to be disclosed by the Company under Item 404 of Regulation S-K promulgated by the SEC.

Compensation of Directors

          No cash payments have been made to Directors for attendance at meetings of the Board or any committee thereof since April, 1985.  In September, 1995, the stockholders approved the 1995 Non-Employee Directors’ Stock Option Plan (the “1995 Directors’ Plan”), which provided for the annual, automatic grant of options to non-employee Directors.  During the year ended March 31, 2004, Messrs. Manning, Buchsbaum, Eisenberg, Marden, Mele and Sindelar were each granted options under the 1995 Directors’ Plan to purchase 5,000 shares of Common Stock.  As compensation for his service as a Director, Mr. Spohler would have been granted options under the 1995 Directors’ Plan but was instead was granted warrants to purchase Group 1 Common Stock in order to accommodate his status as an employee of CIBC Oppenheimer Corp.  The warrants issued to Mr. Spohler were on terms substantially equivalent to the terms of the options that would otherwise have been issued to Mr. Spohler under the 1995 Directors’ Plan.

ASSUMES $100 INVESTED ON APR. 1, 1999
ASSUMES  DIVIDEND REINVESTED
FISCAL YEAR ENDING  MARCH 31, 2004

          Comparison of Cumulative Total Return of Company, Peer Group and Broad Market

          COMPANY/INDEX/MARKET

	1999	2000	2001	2002	2003	2004

GROUP 1 SOFTWARE, INC.	100.00	330.71	202.84	246.05	634.97	577.11
PEER GROUP INDEX	100.00	204.76	52.76	38.13	12.86	30.62
NASDAQ MARKET INDEX	100.00	184.14	75.79	76.74	56.28	84.00

          The chart displayed directly above is presented in response to the requirements of the Securities and Exchange Commission.  The industry peer group consists of Mobius, Inc., Documentum, Inc., Actuate Corporation and Epiphany, Inc.  Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.  This chart is not intended to forecast or be indicative of future financial performance or performance of the Common Stock.

          The chart and the related disclosure contained in this section of the Report on Form 10-K should not be incorporated by reference into any prior filings by the Company under the Securities and Exchange Act of 1934 that incorporate future filings or portions thereof.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Based solely on a review of SEC Forms 3, 4 and 5, and amendments thereto, furnished to the Company, all directors, officers and beneficial owners of more than ten percent of any class of stock have filed Forms 3, Forms 4 and Forms 5, on a timely basis, as required in the fiscal year ended March 31, 2004, except Messrs. Richard H. Eisenberg, Bruce J. Spohler and John Spohler, who each inadvertently late-filed SEC Form S-4.

          The Company has adopted a Code of Ethics for its Principal Executive Officers and Senior Financial Officers.  A copy of the Code of Ethics is included as an Exhibit to this Report.

Item 11.     Executive Compensation

          The Executive Officers of the Company are Robert S. Bowen, Alan P. Slater, Stephen R. Bebee, Andrew W. Naden, Mark D. Funston, Edward Weiss, and John C. Renehan.  The business experience during at least the past five years for Messrs. Bowen and Slater are set forth in Item 10, above.  Mr. Bebee, 50, has served in executive positions with the Company for more than five years.  Mr. Naden, 46, has been Executive Vice President since June, 2001.  Prior to that, he served as Chief Executive Officer of Overturf Productivity Management, as Co-Operations Officer and Director of Solutions for the Insight Division of Software AG, and as an operating officer for Maryland Public Television in the Public Broadcasting Service (PBS).  Mr. Funston, 44, has served as the Company’s Chief Financial Officer for more than five years.  Mr. Weiss, 53, has been General Counsel and Secretary of the Company for more than five years.  Mr. Renehan, 40, has been Vice President, Finance, of the Company since January, 2001.  Prior to that he was Controller of the Company starting in June, 1996.

Summary Compensation Table – Named Executive Officers

Name and Principal Position	Year		Salary	Bonus		Stock Options	All Other Compensation [1]

Robert S. Bowen	2004		$604,615	$475,946	2 3	—	$39,302
CEO; Director	2003		$411,577	$500,000	2 3	50,000	$29,704
	2002		$400,000	—		—	$27,359
Alan P. Slater	2004		$243,405	$35,168		—	$18,607
President – DOC1	2003		$220,116	$88,246		15,000	$18,407
Director	2002		$210,000	—		25,000	$17,507
Stephen R. Bebee	2004		$166,552	$95,460		—	$18,881
Executive Vice President	2003		$158,496	$204,869		7,500	$17,872
Enterprise Solutions	2002		$152,230	—		18,000	$16,557
Andrew W. Naden	2004		$214,423	$127,931		—	$32,693	[6]
Executive Vice President	2003		$196,368	$393,389		25,000	$18,985
Enterprise Solutions and Corporate Marketing	2002	[4]	$163,676	$57,521	[5]	30,000	$35,087	[7]
Mark D. Funston	2004		$217,982	$216,890		—	$18,508
Executive Vice President,	2003		$167,596	$250,000		10,500	$16,957
Chief Financial Officer	2002		$155,577	—		25,000	$16,966

OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

	Fiscal Year 2004

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/SARs at FY-End		Value of Unexercised Options/SARS at FY-End [8]

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert S. Bowen	None	—	948,436	239,997	$10,927,805	$1,775,281
Alan P. Slater	2,934	$61,218	168,282	46,996	$2,074,078	$383,417
Stephen R. Bebee	15,000	$282,725	85,530	23,800	$1,065,716	$185,973
Andrew W. Naden	None	—	17,000	38,000	135,890	$268,910
Mark D. Funston	None	—	80,000	29,000	$935,666	$221,859

1 Includes Company contributions to Defined Contribution Savings Plan (401(k)), auto allowance and group term life insurance benefits.
2 Mr. Bowen elected to defer $166,581 and $175,000 of bonus compensation in 2004 and 2003, respectively, in accordance with the Company’s deferred compensation plan.  These amounts are included in the bonus amounts shown above.
3 Mr. Bowen generated $136,780 over his contractual bonus cap ($500,000 in fiscal year 2003).  This overage amount was carried   over into fiscal year 2004 and will be treated as deferred amounts under his amended and restated employment agreement with the Company.
4 Mr. Naden joined the Company in May, 2001.  His compensation listed above covers the period May, 2001 through March 31, 2002.
5 This payment constitutes an amount guaranteed to Mr. Naden.
6 Includes sales incentive award.
7 Includes relocation expense reimbursement.
8 These values are based upon the difference between the exercise prices of all options awarded and the closing price of $16.36 per share for Common Stock at March 31, 2004.

Employment Agreement

          Salary and Bonus.

               The Company and Mr. Bowen, as Chief Executive Officer of the Company, are party to an amended and restated employment agreement, dated as of April 1, 2003 (the “Agreement”).  The Agreement expires on April 1, 2007.  Under it, Mr. Bowen’s annual base salary is $600,000, adjusted each April 1 starting with April 1, 2004, to the extent of any positive percentage change in the Consumer Price Index for the Washington, DC metropolitan area (All Urban Dwellers).  The Agreement provides for an annual incentive bonus which is based on the increase in Group 1’s consolidated net earnings for that fiscal year to the extent they exceed Group 1’s consolidated net earnings for the immediately preceding fiscal year, as follows:

Earnings Growth	Percentage of Earnings Growth to be Paid

Up to 5%	7%
5-10%	10%
From 10-15%	15%
Above 15%	21%

               The maximum amount of the annual bonus payable in respect of any given fiscal year is $800,000.  Amounts in excess of $800,000 that would have been earned, but for the $800,000 limit, are deferred and eligible for payment in the five years following a year in which the limit was exceeded.  However, the deferred amount payable in one of the subsequent five years is limited to 50% of the amount of the annual bonus to be paid to Mr. Bowen in respect of that year and remains subject to the $800,000 maximum limit for that year.  Any deferred amounts not paid within five years following their deferral are forfeited.

               In addition to the foregoing, the annual bonus payable for a fiscal year is deferred to the extent necessary to avoid a loss of a tax deduction by the Company due to the effect of the $1 million deduction limitation on compensation that is not qualified performance-based compensation within the meaning of Internal Revenue Code Section 162(m) and the regulations thereunder.  Such deferred amounts will be deferred under the Group 1 Software, Inc. Deferred Compensation Plan until after termination of Mr. Bowen’s employment with the Company, in accordance with the terms of the deferred compensation plan.

               For purposes of determining Mr. Bowen’s annual bonus, the net consolidated earnings of the Company for any year in which the Company effects an acquisition or thereafter will be increased by the projected loss to net consolidated earnings for such years as determined by the Company and approved by the Board in connection with the approval of the acquisition.  Finally, the Board may pay Mr. Bowen additional bonus amounts in a fiscal year if it determines that circumstances warrant such payment

               Severance.  The Agreement provides for severance benefits as follows:

               If Mr. Bowen’s employment is terminated due to his death, “Disability” or “Retirement” (as such terms are defined in the Agreement) the Company is obligated to provide him with (i) payment of all accrued, but unpaid based salary, (ii) payment of any unpaid annual bonus for the preceding fiscal year, (iii) payment of any deferred bonus amounts still subject to payment, (iv) a pro-rated bonus for the year of termination and (v) continuation of certain fringe benefits.

               If Mr. Bowen’s employment is terminated by the Company for “Cause” (as such term is defined in the Agreement) or by Mr. Bowen other than for “Good Reason” (as such term is defined in the Agreements), and only following a “Change in Control” (as such term is defined in the Agreement), the Company is obligated to pay Mr. Bowen all accrued, but unpaid based salary and the annual bonus for the preceding fiscal year.

               If Mr. Bowen’s employment is terminated without Cause prior to a Change in Control, the Company is obligated to provide Mr. Bowen with (i) payment of all accrued, but unpaid based salary, (ii) payment of any unpaid annual bonus for the preceding fiscal year, (iii) payment of any deferred bonus amount still subject to payment, and (iv) continued payment of base salary, annual bonuses (not subject to any limitation or reduction) and fringe benefits for the balance of the term of the Agreement.

               Following a Change in Control, if Mr. Bowen’s employment is terminated by the Company without Cause or by Mr. Bowen with Good Reason, the Company is obligated to provide Mr. Bowen with (i) a severance payment equal to 2 times the sum of (A) highest annual rate of salary in effect during twelve-month period prior to termination and (B) target annual bonus for the then-current fiscal year, which shall equal the amount Mr. Bowen would have earned under his bonus formula if the Company had attained its earnings projections for such fiscal year, or such greater amount as approved by the Board prior to such fiscal year, (ii) payment of pro-rated incentive compensation (including the annual bonus) for year of termination and of all accumulated, but unpaid deferred bonus amounts, (iii) continuation of welfare benefits for 2 years following his termination of employment, (iv) 2 years of out-placement expenses with a value of up to 20% of Mr. Bowen’s base salary, (v) vesting of unvested 401(k) benefits or payment for forfeited benefits, (vi) vesting of unvested stock options, and (vii) a gross-up for any excise tax incurred in connection with the Change in Control such that Mr. Bowen is placed in same after-tax position as if no excise taxes has been imposed.  Mr. Bowen has the right to terminate employment following the one-year anniversary of a Change in Control and receive the foregoing severance.

               Non-competition.

 Upon any termination of employment, Mr. Bowen is prohibited from engaging in activities that are competitive with the business of the Company for a period of twenty-four months.

               Bonus Programs for Other Executives

               Each executive officer was entitled to, and received, an annual incentive bonus for the fiscal year ended March 31, 2004: in the case of Messrs. Funston and Renehan calculated on the basis of the profit performance of the Company; in the case of Messrs. Slater, Bebee and Naden, on the basis of the revenue and profit performance of their respective business units as compared to internal revenue and profit targets; in the case of Mr. Weiss on the basis of the Company’s profit performance as compared with internal profit targets and the achievement of certain other objectives.

               Change-in-Control Agreements

               The Company has entered into a change in control agreement with each of Messrs. Bebee, Funston, Renehan, Naden, Slater, Waggoner and Weiss.  The agreements are intended to provide for continuity of management in the event of a change in control of the Company.  These agreements became effective on March 7, 2003 (and September 4, 2003 for Mr. Renehan) and remain in effect until the third anniversary of a change in control of the Company.  A change in control would occur under any of the following circumstances: as a result of an event by which there is a change in a majority of those serving on the Board of Directors; a person or entity becomes beneficial owner of at least 25% of the Company’s voting securities; a merger or similar corporate transaction that requires the approval of the Company’s stockholders, and upon whose consummation the Company’s stockholders or its Directors no longer control the affairs of the Company; approval by the Company’s stockholders of a plan of liquidation or dissolution of the Company or a sale of all or substantially all of its assets.

               If, within 3 years after a change in control in the Company, the employment of any of the foregoing 6 officers is terminated  by the Company “without cause” or such officer leaves the Company’s employ for “good reason” (as both terms are defined in these agreements), the Company shall be obligated to provide the severed officer a payment equal to 2 times the sum of (i) the highest annual rate of salary in effect during twelve-month period prior to termination plus (ii) the last year’s actual bonus; (iii) continuation of welfare benefits for 2 years from the date of termination of employment; (iv) 2 years of outplacement expenses (not to exceed 20% of base salary); (v) vesting of unvested 401(k) benefits or payment for forfeited benefits; (vi) vesting of unvested stock options; (vii) a gross-up for any excise tax incurred such that the officer is placed in same after-tax position as if no excise tax had been imposed.

               Under each agreement, each officer has agreed to be bound to a non-competition covenant that is effective regardless of whether any change in control in the Company occurs.  These restrictive covenants apply during the officer’s employment with the Company and for 12 months thereafter.  Each officer may not engage in any business relating to application software that performs name and address data hygiene functions, or electronic document design, presentment, archiving and retrieval, and payment with respect to any such documents created and presented.

               All disputes under any of these agreements are to be submitted to Board of Directors for resolution and if not resolved, to arbitration.  Costs incurred by an officer in dispute or contest under an agreement are borne by the Company unless the officer’s position is frivolous or advanced in bad faith.

               Deferred Compensation Arrangements

               The Company has adopted a Deferred Compensation Plan by which members of senior management have the option of deferring the receipt of amounts of their annual bonus compensation, if any, and/or their base compensation (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is intended by the Company to qualify as an unfunded plan for federal   income tax purposes and the Employee Retirement Income Security Act (ERISA).  The Deferred Compensation Plan is administered by the Company.  The expenses associated with the establishment and administration of the Deferred Compensation Plan are borne by the Company.  Any expenses of implementing any investment option selected by a participant, however, are charged against that participant’s account.  The portion of compensation that is deferred is paid into a trust designated solely to administer the Deferred Compensation Plan.  Currently, Mr. Bowen participates in the Deferred Compensation Plan.

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

Indemnification Agreements; Directors and Officers Liability Insurance

               Indemnification Agreements.

               Each current member of the Board of Directors is signatory to an indemnification agreement (the “Indemnification Agreement”) with the Company.  Each Indemnification Agreement provides that the Company shall indemnify the director or officer who is a party to the agreement (an “Indemnitee”) if he was or is a party to or threatened to be made a party to any threatened, pending or completed action, suit or proceeding (except a derivative proceeding) by reason of the fact that  he is or was a director or officer of the Company, or is or was serving at its request in certain capacities for another entity, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement (if such settlement is approved in advance by the Company) incurred in connection with such actions, suits or proceedings.  The indemnification is limited to instances where the Indemnitee acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.  With respect to derivative proceedings, the Indemnification Agreement provides indemnification similar to that provided in the Indemnification Agreement for non-derivative proceedings discussed above, except that indemnification is allowed only to the extent determined to be fair and reasonable by the court.

               The Indemnification Agreement provides that , in the case of partial indemnification, if a director or officer is entitled to indemnification for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by him in the investigation, defense, appeal or settlement of any civil or criminal action, suit or proceeding, the Company shall nevertheless indemnify him to the extent to which he is entitled.  By the terms of the Indemnification Agreement, its benefits are not available for expenses or liabilities paid directly to the Indemnitee under a policy of officers’ and directors’ insurance maintained by the Company or in several other instances such as if a court determines that each material assertion made by the Indemnitee in that proceeding was not made in good faith or was frivolous, or if the claim arises from the purchase and sale by the Indemnitee of securities in violation of Section 16(b) of the Exchange Act, or similar successor statute.

               Directors and Officers Liability Insurance.

               The Company currently maintains a directors and officers liability policy with an aggregate limit of liability of $20,000,000.  Deductibles under this policy range from $0 per officer or director for each claim to $250,000 in the aggregate for certain covered claims.  This policy does not cover, among other matters, dishonest, fraudulent, or criminal behavior.

               401(k) Plan

               In January, 1994, the Company adopted the Group 1 Software, Inc. and Subsidiaries 401(k) Retirement Savings Plan and Trust (the “401(k) Plan”).  The 401(k) Plan currently provides for a contribution to be made by the Company and its subsidiaries out of current operating earnings based upon the contributions made by participating employees.  All employees of the Company who have been employed for at least three months are eligible to participate in the 401(k) Plan.  Participants in the 401(k) Plan may contribute from 1% to 92% of their compensation from the Company (up to a limit of $13,000 in a calendar year).  In addition, participants in the 401(k) Plan who are over 50 years of age are permitted to contribute an additional $3,000 in calendar year 2004.  There will be no Company match against this additional “catch-up” contribution.  The Company will make contributions to an employee’s 401(k) Plan account equal to the sum of the following:  (i) $.75 for each $1.00 a participant contributes up to 2% of the participant’s compensation, (ii) $.50 for each $1.00 the participant contributes for the next 2% of the participant’s compensation and (iii) $.25 for each $1.00 the participant contributes for the next 2% of the participant’s compensation.  Participants are immediately vested 100% in the Company’s contributions and their own contributions, and earnings thereon.

Audit Committee

               The Company’s Audit Committee is composed of three outside directors, Messrs. James V. Manning, James P. Marden and Charles Sindelar.  Each member of the Audit Committee is, in the business judgment of the Board of Directors, “independent” and meets the requirements imposed by the applicable NASD Rule.  In addition, Mr. Manning, the Audit Committee chairman, is an “audit committee financial expert”, as defined by SEC rules.

Report of the Compensation Committee on Executive Compensation

               Generally, the Compensation Committee of the Board of Directors establishes, oversees and directs the Company’s executive compensation policies and programs, administers the Company’s stock option plans and seeks to ensure that the Company’s executive compensation philosophy is consistent with the Company’s best interests.  None of the members of the Compensation Committee has ever been an employee of the Company.

               Compensation Philosophy and Review

               The Compensation Committee seeks to align executive compensation with the Company’s business objectives and strategies and financial performance. The Company’s compensation philosophy for executive officers serves three principal purposes: (i) to provide a total compensation package for executive officers that is competitive with the total compensation paid by companies similar to the Company, (ii) to attract, retain and motivate talented executives who will maximize stockholder value, and (iii) to encourage senior management’s long-term equity ownership in the Company by linking a portion of executive compensation directly to increases in stockholder value.

               The Compensation Committee has overall responsibility for evaluating and approving the executive officer benefit, bonus, incentive compensation, severance, equity-based or other compensation plans, policies and programs of the Company.  The Compensation Committee exercises independent discretion in respect of executive compensation matters.  With respect to the compensation of the named executive officers in the Company’s Summary Compensation Table other than Robert Bowen, the Compensation Committee reviews the recommendations of Mr. Bowen.

               Executive Compensation.

               The Company’s executive compensation program consists primarily of an annual salary, cash bonuses linked to the performance of the Company or business units, and long-term, equity-based compensation in the form of stock options.

               Final compensation determinations for each fiscal year are made after the close of the fiscal year.  At that time, cash bonuses, if any, are determined for the past year’s performance.  Within the following quarter, base salaries for executive officers other than   Mr. Bowen are then reviewed, and appropriate adjustments are made.  Option grants or other long-term compensation awards, if any, are made when the Committee considers appropriate, generally after review of recommendations by Mr. Bowen.

               The following is a discussion of each element of the Company’s executive compensation:

               Annual Base Salary.

               Base salaries for each of the named executive officers other than Mr. Bowen are reviewed annually and may be adjusted by the Committee based upon performance, comparable industry salaries, and the current economic environment.  For 2004, the named executive officers other than Mr. Bowen received, in total, $128,570 in increase in 2004 base salaries from their salaries in 2003.

               Annual Incentives.

               Annual incentives are provided to the named executive officers in the form of cash bonuses and are determined at the discretion of the Compensation Committee based upon the overall performance of the Company or individual business units relative to performance criteria predetermined by the Committee.  In fiscal year 2004 the named executive officers received annual bonuses based upon the attainment of their respective performance criteria in the amounts set forth in the Summary Compensation Table below.

               Long-Term Incentives.

               Long-term incentives have historically been provided by the Company through the grant of stock options.  These grants are intended to align the executive’s long-term objectives with those of the Company’s stockholders. The grant of stock options are made under the Company’s 1995 Incentive Stock Option, Non-Qualified Stock Option and Stock Appreciation Unit Plan which was adopted in September, 1995, and is administered by the Compensation Committee. The Compensation Committee has the discretion to determine those individuals to whom awards under the stock option plan are made and the terms and conditions of the awards.  In fiscal year 2004, the Committee granted no options to named executive officers.

               Change in Control Arrangements.

               The Compensation Committee was advised by an independent compensation consultant regarding executive officer compensation matters in the event of a change in control of the Company, including severance levels.  The independent compensation consultant is a consultant specializing in compensation matters and is not affiliated with the Company.  The Compensation Committee considered the independent compensation consultant’s advice in determining to approve the Company’s execution of change in control agreements with senior executives of the Company in March 2003.

               Compensation of ChiefExecutiveOfficer

               The total compensation of Mr. Bowen is determined on a basis similar to that of other named executive officers.  However, in the case of Mr. Bowen, the amount of annual cash compensation is governed by the terms of an employment agreement with the Company.  In July 2003, the Committee approved an amendment to Mr. Bowen’s existing employment agreement, effective as of April 1, 2003, to extend its term and make certain changes to bring the terms of Mr. Bowen’s employment agreement in line with competitive market practice, including providing Mr. Bowen with certain protections in the event of a change in control pursuant to advice of the independent compensation consultant.  Mr. Bowen’s employment agreement is discussed in detail below.

James V. Manning
Thomas S. Buchsbaum
James P. Marden
Charles A. Mele

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               The following table sets forth certain information as to all persons who, to the knowledge of the Company, were beneficial owners of five percent or more of Common Stock as of June 1, 2004, or are one of the executive officers identified in the Summary Compensation Table and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner or Executive Officer	Number of Shares of Common Stock (Percent of Class)

Wachovia Securities, Inc.	962,261
901 East Byrd Street	(6.9)%
Richmond, VA 23219
Fidelity Management & Research Co.	730,580
1 Federal Street	(5.2)%
Boston, MA 002110
Robert S. Bowen	1,548,139
4200 Parliament Place	(10.4)%
Suite 600
Lanham, MD 20706
John Spohler	761,208
383 Madison Avenue	(5.4)%
New York, NY 10179
Alan P. Slater	168,278
4200 Parliament Place	*
Suite 600
Lanham, MD 20706
Stephen R. Bebee	86,530
4200 Parliament Place	*
Suite 600
Lanham, MD 20706
Mark D. Funston	95,000
4200 Parliament Place	*
Suite 600
Lanham, MD 20706
Andrew W. Naden	23,000
4200 Parliament Place	*
Suite 600
Lanham, MD 20706
All directors and executive officers as a group	2,057,564
(14 persons)	(18.3)%

* Less than 5%

Item 13.     Certain Relationships and Related Transactions

               The Company has used the services of Tanenbaum-Harber Co., Inc. (“Tanenbaum-Harber”) of New York, NY to            obtain directors’ and officers’ liability insurance coverage for the current fiscal year.  A description of this coverage is set out above in “Executive Officers and Compensation -- Indemnification Agreements; Directors and Officers Liability Insurance.”  Richard H. Eisenberg, a Director of the Company, is also a sub-producer of Tanenbaum-Harber, and as a sub-producer, receives a commission.  The Company’s payment for this coverage is $617,000 which includes compensation of $61,700 to Tanenbaum-Harber for its services.  The Company has confirmed that the payments to the carrier and Tanenbaum-Harber are competitive.

PART IV

Item 14.     Principal Accountant Fees and Services

               PricewaterhouseCoopers (“PWC”) has audited the Company’s financial statements for the fiscal years ending March 31, 2004, 2003 and 2002.   The Audit Committee has adopted policies and procedures to pre-approve all services to be performed by PWC in excess of $5,000 per engagement.  Specifically, the Committee’s policy is to pre-approve the use of PWC for audit services as well as detailed, specific types of services within the following categories of audit-related and non-audit services:  merger and acquisition due diligence and audit services; employee benefit plan audits; tax services; and procedures required to meet certain regulatory requirements.  Management reports the fees to the Committee on a periodic basis throughout the year.

	2004	2003

Audit	$213,000	$165,000
Audit related	146,000	215,000
Tax	94,000	47,000
All other	—	—

Total	$453,000	$427,000

               Audit Fees for the years ended March 31, 2004 and 2003, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits, issuance of comfort letters, consents, income tax provision procedures and assistance with review of documents filed with the Securities and Echange Commission.

               Audit Related Fees for the years ended March 31, 2004 and 2003, respectively, were for assurance and related services related to employee benefit plan audits, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

               Tax Fees for the years ended March 31, 2004 and 2003, respectively, were for services related to tax compliance, including the preparation of tax returns and tax research.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)	The following documents are filed as part of this report

		Page Number

1.	Consolidated Financial Statements:

	The following documents are submitted in Item 8:

	Report of Independent Registered Public Accounting Firm	27

	Consolidated Balance Sheets As of March 31, 2004 and 2003	28

	Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002	29

	Consolidated Statements of Comprehensive Income for the years ended March 31, 2004, 2003 and 2002	30

	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002	31

	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002	32

	Notes to Consolidated Financial Statements for the years ended March 31, 2004, 2003 and 2002	33

2.	Financial Statement Schedule

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	67

	Schedule II: Valuation and Qualifying Accounts for the Years ended March 31, 2004, 2003 and 2002	68

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

10.22	Secured Promissory Note for two million dollars ($2,000,000) between Sagent Technology, Inc. and Group 1 Software, Inc. dated May 16, 2003.

10.23

Form of Change of Control Severance Agreement executed by Messrs. Bebee, Funston, Naden, Slater, Waggoner and Weiss dated March 7, 2003, and by Mr. Renehan dated September 4, 2003 (incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K, dated June 29, 2003).

10.24

Agreement and Plan of Merger among Pitney Bowes Inc., Germanium Acquisition Corp. and Group 1 Software, Inc., dated April 12, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated April 13, 2004).

10.25

Voting Agreement among Pitney Bowes Inc., Germanium Acquisition Corporation, and Robert S. Bowen, dated April 12, 2004 (incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K dated April 13, 2004).

*14.1	Code of Ethics for the Principal Executive Officer and Senior Financial Officers of Group 1 Software, Inc.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

*31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Certification of Robert S. Bowen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 31.1 to the Company’s report on Form 10-Q, filed on February 17, 2004).

31.4

Certification of Mark Funston, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (incorporated by reference to Exhibit 31.2 to the Company’s report on Form 10-Q, filed on February 17, 2004).

31.5

Certification of Robert S. Bowen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 31.1 to the Company’s report on Form 10-Q, filed on November 14, 2003).

31.6

Certification of Mark Funston, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 31.2 to the Company’s report on Form 10-Q, filed on November 14, 2003).

31.7

Section 302 Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q, (incorporated by reference to Exhibit 31.1 to the Company’s report on Form 10-Q, filed on August 14, 2003).

32.1

Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 32.1 to the Company’s report on Form 10-Q, filed on February 17, 2004).

32.2

Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 32.1 to the Company’s report on Form 10-Q, filed on November 14, 2003).

32.3

Section 906 Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q, (incorporated by reference to Exhibit 32.1 to the Company’s report on Form 10-Q, filed on August 14, 2003).

*99.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Amendment No. 1 to Rights Agreement (incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K, filed on April 13, 2004).

99.3

Sagent Technology, Inc. Financial Statements for the years ended December 31, 2002, 2001 and 2000, and Report of Independent Accountants (incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K/A, filed on December 15, 2003).

99.4

Sagent Technology, Inc. Unaudited Balance Sheet as of September 30, 2003 and Statements of Operations and of Cash Flows for the nine months ended September 30, 2003 and 2002 (incorporated by reference to Exhibit 99.2 to the Company’s report on Form 8-K/A, filed on December 15, 2003).

99.5

Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q, (incorporated by reference to Exhibit 99.1 of the Company’s report on Form 10-Q, filed February 14, 2003).

99.6

Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q, (incorporated by reference to Exhibit 99.1 of the Company’s report on Form 10-Q, filed November 14, 2002).

99.7

Certification of Robert S. Bowen, Chief Executive Officer, and Mark Funston, Chief Financial Officer, of Quarterly Report on Form 10-Q, (incorporated by reference to Exhibit 99.1 of the Company’s report on Form 10-Q, filed August 14, 2002).

* Filed herewith

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Stockholders of
Group 1 Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 11, 2004 appearing in the 2004 Annual Report to Stockholders of Group 1 Software, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 (a) (2) of this Form 10-K.  In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
June 11, 2004

SCHEDULE II
Group 1 Software, Inc.
Valuation and Qualifying Accounts For the Years Ended March 31, 2004, 2003, and 2002
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses [1]	Deductions Describe [2]	Balance at end of year

Year ended March 31, 2004 Allowance for doubtful accounts	$1,755	$—	$(427)	$1,328
Year ended March 31, 2003 Allowance for doubtful accounts	$2,058	$725	$(1,028)	$1,755
Year ended March 31, 2002 Allowance for doubtful accounts	$2,197	$225	$(364)	$2,058

1 Bad debt expense.
2 Accounts receivable written off during the year net of $378,000 recoveries of bad debt allowance.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP 1 SOFTWARE, INC.
(Registrant)

Date: June 14, 2004	By:	/s/ ROBERT S. BOWEN

Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT S. BOWEN	Chief Executive Officer and Director (Principal Executive Officer)
June 14, 2004

/s/ MARK D. FUNSTON	Executive, Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)
June 14, 2004

/s/ ALAN P. SLATER	President, DOC1 Division and Director
June 14, 2004

/s/ JAMES V. MANNING	Chairman of the Board
June 14, 2004

/s/ THOMAS S. BUCHSBAUM	Director
June 14, 2004

/s/ RICHARD H. EISENBERG	Director
June 14, 2004

/s/ JAMES P. MARDEN	Director
June 14, 2004

/s/ CHARLES A. MELE	Director
June 14, 2004

/s/ CHARLES J. SINDELAR	Director
June 14, 2004

/s/ BRUCE J. SPOHLER	Director	June 14, 2004

Index of Exhibits

*14.1	Code of Ethics for the Principal Executive Officer and Senior Financial Officers of Group 1 Software, Inc.

*22.0	Subsidiaries of Group 1 Software, Inc.

*23.1	Consent of PricewaterhouseCoopers, LLP

*31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*99.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith